Form 10QSB
period 2003-03-31
CFB BANCSHARES INC
filed 2003-05-14
CIK 1213432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       -----------------  ----------------------

                        Commission file number: 000-50242


                              CFB Bancshares, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Tennessee                                           62-1619339
--------------------------------------------------------------------------------
      (State of other jurisdiction of                           (IRS Employer
       incorporation or organization)                        Identification No.)

                                1015 Main Street
                            Wartburg, Tennessee 37887
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (423) 346-2265
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes   No  X
   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 353,904 shares of Common Stock as of May 12, 2003.

     Transitional Small Business Disclosure Format (check one):   Yes   No  X
                                                                     ---   ---

CONTENTS

PART I. FINANCIAL INFORMATION
        ---------------------

        Item 1. Financial Statements

                Consolidated  Balance Sheets as of March 31, 2003
                (Unaudited)and December 31, 2002                              3

                Consolidated  Statements  of  Income  for the
                Three  Months Ended March 31, 2003 and
                2002 (Unaudited)                                              4

                Consolidated Statements of Comprehensive Income
                for the Three Months Ended March 31, 2003 and
                2002 (Unaudited)                                              5

                Consolidated Statements of Changes in Shareholders'
                Equity for the Three Months Ended March 31,
                2003 (Unaudited)                                              6

                Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2003 and 2002 (Unaudited)        7

                Notes to Consolidated Financial Statements
                for the Three Month Period Ended March 31,
                2003 and 2002 (Unaudited)                                  8-10

       Item 2.  Management's Discussion and Analysis or Plan
                of Operation                                              11-14

       Item 3.  Controls and Procedures                                      14


PART II.  OTHER INFORMATION
          -----------------

          Item 1.  Legal Proceedings                                         15

          Item 2.  Changes in Securities and Use of Proceeds                 15

          Item 3.  Defaults upon Senior Securities                           15

          Item 4.  Submission of Matters to a Vote of Security Holders       15

          Item 5.  Other Information                                         15

          Item 6.  Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                                   16

CERTIFICATIONS                                                            17-18

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                       CFB BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

             As of March 31, 2003 (Unaudited) and December 31, 2002

                                            March 31, 2003     December 31, 2002
                                            --------------     -----------------

Cash and Due From Banks..................         $ 2,541                $ 2,476
Federal Funds Sold.......................           3,248                  3,369
Total Cash and Cash Equivalents..........           5,789                  5,845

Interest-Bearing Deposits in other Banks.             794                    694
Investment Securities Available for Sale.          12,144                 10,305
Loans, Net...............................          44,988                 44,291
Premises and Equipment, Net..............           3,093                  3,130
Accrued Interest Receivable..............             326                    344
Foreclosed Real Estate...................             239                    175
Prepaid Income Tax ......................              27                     93
Prepaid Expenses and Other ..............             262                    163
                                              -----------           ------------
       Total Assets......................         $67,662                $65,040
                                              ===========           ============

Liabilities and Shareholders' Equity:

Liabilities:
Deposits
      Demand.............................         $31,046                $27,548
      Term...............................          31,255                 32,254
                                              -----------           ------------
          Total Deposits.................          62,301                 59,802

Securities Sold Under Agreements to
     Repurchase..........................             380                    378
Accrued Interest Payable.................             117                    124
Accrued Income Taxes.....................               0                      0
Deferred Income Taxes....................             203                    196
Other....................................              82                     58
                                              -----------           ------------
      Total Liabilities..................          63,083                 60,558
                                              -----------           ------------

Shareholders' Equity :
Common Stock, Par Value $1, Authorized 2,000,000 Shares;
     Issued and Outstanding 353,904
     Shares..............................             354                    354
Capital in Excess of Par Value...........           4,016                  4,016
Retained Earnings........................             167                     57
Accumulated Other Comprehensive Income (Loss)          42                     55
                                               ----------            -----------
      Total Shareholders' Equity.........           4,579                  4,482
                                               ----------            -----------
Total Liabilities and Shareholders' Equity        $67,662                $65,040
                                               ==========            ===========


The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)

               For The Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                 For the Three Months Ended
                                                         March 31,
                                              -------------------------------
                                                  2003                2002
                                              --------------   --------------
Interest Income
     Loans................................            $839              $868
     Investment Securities................              69                87
     Federal Funds Sold...................              10                15
     Interest Bearing Deposits at
       other Banks........................               3                 0
                                                         -                 -
     Total Interest Income................             921               970

 Interest Expense.........................             370               444
                                                      ----              ----

Net Interest Income.......................             551               526

Provision For Loan Losses.................              14                35
                                                      ----              ----
Net Interest Income After Provision
     For Loan  Losses.....................             537               491
                                                      ----              ----

Noninterest Income
     Loan Fees and Other Service Charges..              74                76
     Service Charges on Deposit Accounts .             153               109
     Other ...............................              27                11
                                                      ----              ----
    Total Noninterest Income..............             254               196

Noninterest Expense
     Salaries and Employee Benefits.......             284               290
     Occupancy and Equipment Expense......              90                91
     Office Supplies and Postage..........              36                34
     Data Processing Expenses.............              85                54
     Advertising and Promotion............              11                11
     Other................................             110                82
                                                      ----              ----
     Total Noninterest Expense............             616               562
                                                      ----              ----

Income Before Income Taxes ...............             175               125
Income Taxes..............................              65                37
                                                      ----              ----
Net Income................................            $110               $88
                                                     =====              ====

Earnings Per Share:
  Basic...................................           $0.31             $0.25
                                                     =====             =====
  Assuming Dilution.......................           $0.30             $0.24
                                                     =====             =====

The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                            For the Three Months Ended
                                                                                                      March 31,
                                                                                            --------------------------
                                                                                                  2003            2002
                                                                                            --------------  ----------
Net income.............................................................................           $110             $88
                                                                                                  ----             ---

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on investment securities................................            (21)            (42)
     Reclassification adjustment for gains / losses included in net income.............              0               0
     Income taxes related to unrealized gains / losses on investment securities........              8              16
     Other comprehensive income (loss), net of tax.....................................            (13)            (26)
                                                                                                   ----            ----
     Comprehensive income..............................................................             $97             $62
                                                                                                   ====            ====



The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)

                    For the Three Months Ended March 31, 2003

                                                                                       Accumulated
                                                      Capital in                          Other               Total
                                         Common      Excess of Par       Retained     Comprehensive       Shareholders'
                                          Stock          Value           Earnings       Income(Loss)        Equity
                                         ------      -------------       --------     --------------      -------------

Balances, December 31, 2002                 354             $4,016            $57               $55             $4,482
Net Income......................              0                  0            110                 0                110
Dividends Paid .................              0                  0              0                 0                  0
Other Comprehensive Loss........              0                  0              0               (13)               (13)
                                         ------      -------------       --------     -------------       -------------
Balances, March 31, 2003                   $354             $4,016           $167               $42             $4,579
                                         ======      =============       ========     =============       =============



The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                     CONDSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                  For the Three Months Ended March 31,
                                                                                        2003                    2002
                                                                            --------------------------   ------------------
Operating Activities:                                                                 $  110                 $   88
                                                                                      ------                  -----
Net Income ...................................................
Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
     Depreciation ............................................                            89                     46
     Provision for Loan Losses................................                            14                     35
     Decrease in Accrued Interest Receivable .................                            18                     31
     (Increase) in Prepaid Expenses and Other.................                           (33)                   (60)
     Increase (Decrease) in Accrued Interest Payable..........                            (7)                    (9)
     Increase (Decrease) in Accrued Income Taxes and Other
        Liabilities...........................................                            39                    (10)
                                                                                      ------                  -----
           Total Adjustments..................................                           120                     33
                                                                                      ------                  -----
            Net Cash Provided by Operating Activities.........                           230                    121
                                                                                      ------                  -----
Investing Activities:
 Increase in Interest-Bearing Deposits in Other Banks............                       (100)                     0
 Investment Securities Available for Sale:
     Purchases................................................                        (4,360)                (4,666)
     Maturities...............................................                         2,500                  3,250
 Purchases of Premises and Equipment..........................                           (52)                  (467)
Net Increase in Loans.........................................                         ( 775)                (1,305)
                                                                                      ------                  -----
            Net Cash Used in Investing Activities.............                         (2787)                (3,188)
                                                                                      ------                  -----
Financing Activities:
Dividends Paid................................................                             0                    (35)
Increase in Securities Sold Under Agreements to Repurchase....                             2                      2
Net Increase in Deposits......................................                         2,499                  6,254
                                                                                      ------                  -----
           Net Cash Provided by Financing Activities..........                         2,501                  6,221
                                                                                      ------                  -----
Net Increase (Decrease) in Cash and Cash Equivalents..........                           (56)                 3,154
Cash and Cash Equivalents at Beginning of Period .............                         5,845                  2,520
                                                                                      ------                  -----
Cash and Cash Equivalents at End of Period ...................                        $5,789                 $5,674
                                                                                      ======                  =====
Supplementary Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest..................................................                        $  377                 $  452
    Income Taxes..............................................                        $   66                 $   19

Supplementary Disclosures of Non Cash Investing Activities:
Acquisition of Foreclosed Real Estate                                                 $   64                 $   43
Change in Gross Unrealized Gain / Loss on Investment
     Securities Available for Sale............................                        $  (21)                $  (43)
Change in Deferred Taxes Associated with Unrealized
     Gain / Loss on Investment Securities Available for Sale..                        $   (8)                $  (16)
Change in Net Unrealized Gain/ Loss on Investment Securities
     Available for Sale........................................                       $  (13)                $  (27)


The accompanying notes are an integral part of these financial statements.

                       CITIZENS FIRST BANK AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2003 and 2002 (Unaudited)


NOTE 1 - PRINCIPLES OF CONSOLIDATION, NATURE OF OPERATIONS AND SHARE EXCHANGE

The consolidated financial statements include the accounts of CFB Bancshares, Inc., a bank holding company, its wholly owned subsidiary, Citizens First Bank, and the Bank's wholly owned subsidiary, CFB Financial Services, Inc., which provides insurance agency services. The management of CFB Bancshares, Inc. is in the process of organizing a new bank called Peoples Bank of Scott County in Oneida, Tennessee (see Note 4). All significant intercompany balances and transactions have been eliminated.

Citizens First Bank was incorporated on October 1, 1995 for the purpose of organizing a state-chartered commercial bank and commenced operations on February 10, 1997. Citizens First Bank provides a variety of banking services to individuals and businesses through its two offices in Wartburg and Oliver Springs, Tennessee. Its primary deposit products are demand deposits and certificates of deposit; and its primary lending products are real estate mortgage loans, consumer installment loans, and commercial business loans.

Effective October 24, 2002, Citizens First Bank's shareholders approved a share exchange agreement with CFB Bancshares, Inc. whereby one share of Company stock was exchanged for one share of Bank stock. The Bank's retained earnings as of October 24, 2002, totalling $656,612, was transferred to capital in excess of par value on a consolidated basis.

The unaudited interim consolidated financial statements for the three months ended March 31, 2003 and 2002, and as of March 31, 2003 have been prepared on the same basis as the Bank's audited financial statements as of December 31, 2002 and for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002 have been included. The results of operations for such interim periods is not necessarily indicative of the results expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.


Stock Option Plans - The Company has two stock option plans which are described more fully in Note 3. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in consolidated net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                    Period Ended March 31
                                                      (in thousands)
                                          --------------------------------------
                                                2003                 2002
                                          ----------------      ----------------
Net Income, as Reported                   $           110       $            88
Less: Total Stock-Based Employee
  Compensation Expense Determined
  Under Fair Value Based Method for
  All Awards, Net of Related Tax Effects                0                     0
                                          ----------------      ----------------
Pro Forma Net Income                      $           110       $            88
                                          ================      ================

Earnings Per Share:
 Basic - as Reported                      $          0.31       $          0.25
                                          ================      ================
 Basic - Pro Forma                        $          0.31       $          0.25
                                          ================      ================
 Diluted - as Reported                    $          0.30       $          0.24
                                          ================      ================
 Diluted - Pro Forma                      $          0.30       $          0.24
                                          ================      ================


Earnings Per Share - Earnings per share is based on the following for the periods ended March 31:

                                                 2003                 2002
                                           ----------------     ----------------
Weighted Average Number of Shares
  Outstanding Used for Basic Calculation         353,904              353,904
Effect of Dilutive Stock Options                  12,779               11,368
                                           ----------------     ----------------
Number of Shares Used for Calculation            366,683              365,272
 Assuming Dilution                         ================     ================


NOTE 3 - STOCK OPTION PLANS

Key Employee Plan - In April 1998, the shareholders approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Bank. The plan terminates in ten years. The board of directors has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date the options are granted and must include a price per share of at least 100% of the fair market value of the Company's common stock on the date the option is granted. The board of directors has reserved 20,000 shares of common stock for issuance during the term of the plan. The board of directors has granted options to certain officers totalling 14,000 shares at a price of $15 per share. 10,000 options were granted in April 1998 and 4,000 options were granted in December 1999. No options have been exercised to date.

Director Plan - In April 1998, the shareholders approved the director stock option plan and awarded nontransferable stock options to its directors. These options provide for the purchase of 40,000 shares at a price of $15 per share. All options expire ten years from the date the options were granted. No options have been exercised to date.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:


                                                 Periods Ended December 31,
                                      ------------------------------------------
                                            2003                   2002
                                      -------------------    -------------------
Dividend Yield                                0%                     0%
Expected Life                               9.9 years              9.9 years
Expected Volatility                          16%                    16%
Risk-Free Interest Rate                     5.7%                   5.7%

A summary of the status of the Company's stock option plans as of March 31 is presented below:

                                              2003                            2002
                                   ---------------------------    -----------------------------
                                                    Weighted                        Weighted
                                                    Average                          Average
                                                    Exercise                        Exercise
                                     Shares          Price           Shares           Price
                                   ------------    -----------    -------------    ------------

Outstanding at
 Beginning of Period                    54,000     $    15.00           54,000     $     15.00
Granted                                      0           0.00                0            0.00
Exercised                                    0           0.00                0            0.00
Forfeited                                    0           0.00                0            0.00
                                   ------------    -----------    -------------    ------------
Outstanding at                          54,000     $    15.00           54,000     $     15.00
 End of Period
                                   ============    ===========    =============    ============
Options Exercisable                     54,000     $    15.00           54,000     $     15.00
 at Period-End
Weighted-Average Fair
 Value of Options Granted
 During the Period                 $      0.00                    $       0.00


Information pertaining to options outstanding at March 31, 2003 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                       ----------------------------------------------------     --------------------------------
                                                               Weighted
                                                               Average          Weighted                             Weighted
                                                              Remaining          Average                             Average
             Range of                       Number           Contractual        Exercise           Number            Exercise
         Exercise Prices                 Outstanding            Life              Price          Exercisable          Price
-----------------------------------    -----------------    --------------     ------------     --------------     -------------

         $15.00 - $15.00                    54,000            5.1 years        $      15.00         54,000         $       15.00



NOTE 4 - NEW BANK FORMATION

As explained in Note 1, the Company's management and certain individual organizers are in the process of organizing a new bank called Peoples Bank of Scott County (In Organization) in Oneida, Tennessee ("Peoples Bank"). The Company is in the process of an offering of its common stock in connection with the new bank organization. The Company and the organizers entered into a line of credit borrowing arrangement with an unrelated commercial bank on January 16, 2003 to provide funds for organizational costs until the stock offering proceeds are received. Each of the organizers has also entered into a stock subscription agreement with Peoples Bank in January 2003. The organizers are required to pay $24 per share for each share of common stock of Peoples Bank that they have purchased. In the event that the Company's offering of common stock is completed, the shares of Peoples Bank purchased by the organizers will be exchanged for Company shares on a one for one basis. If the Company does not complete its offering, the organizers will be entitled to a refund of any amount paid for the shares of Peoples Bank, less $1.00 per share for the organizational costs. Organizational costs totaling $47,563 have been incurred by Peoples Bank as of March 31, 2003. No amounts have been included in the accompanying financial statements in relation to Peoples Bank because the exchange of shares of Peoples Bank for Company stock has not taken place and will not be completed until all regulatory approvals for the new bank have been obtained. Organizational expenses will be expensed in accordance with AICPA Statement of Position 98-5 and included in the consolidated financial statements of the Company after the share exchange is completed.

Item 2. Management's Discussion And Analysis Or Plan Of Operation.


Forward-Looking Statements

     This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.
When used in this discussion, the words, "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate.

     Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

     o economic conditions (both generally and more specifically in the markets in which we operate);
     o competition for our customers from other providers of financial services;
     o government legislation and regulation (which changes from time to time and over which we have no control);
     o    changes in interest rates; and
     o material unforeseen changes in the liquidity, results of operations, or financial condition of our customers.

These risks are difficult to predict and many of them are beyond our control.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 AND 2002
-------------------------------------------------------------------------------

GENERAL


     The Management's Discussion and Analysis of Financial Condition and Results of Operations of CFB Bancshares, Inc. ("CFB") covers the three months ended March 31, 2003 and 2002. Citizens First Bank (the "Bank") was incorporated on October 1, 1995 and commenced operations on February 10, 1997. On October 24, 2002, a Plan of Share Exchange was consummated between the Bank and CFB in which holders of Bank common shares exchanged them for common shares of CFB on a one for one basis, as provided for in the Plan of Share Exchange. The Plan of Share Exchange was approved by the Bank's shareholders on May 23, 2002. CFB was formed August 28, 2002 under the laws of the State of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Bank Holding Company Act. CFB's only activity is owning the Bank and the members of the boards of directors of CFB and the Bank are the same.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

     Total assets grew from December 31, 2002 to March 31, 2003 as total assets increased $2.6 million or 4.0%, from $65.0 million at December 31, 2002 to $67.6 million at March 31, 2003. The primary increases in asset categories for the three month period ended March 31, 2003 were $1.8 million in available for sale securities and a $697 thousand increase in net loans. Total deposits increased $2.5 million, or 4.2%, from $59.8 million at December 31, 2002 to $62.3 million at March 31, 2003. CFB is continuing to attract new customers at both of its current locations.

     Total shareholders' equity increased  approximately  $97,000 as CFB had net
income  of   approximately   $110,000   and  had  a  net   unrealized   loss  on
available-for-sale securities of approximately $13,000.

Comparison of Results of Operations

     During the three months ended March 31, 2003, CFB attained a net income of approximately $110,000 or $0.31 per share. During the three months ended March 31, 2002, CFB had a total net income of approximately $88,000 or $0.25 per share.

NET INCOME

     Net income for the three months ended March 31, 2003 totaled approximately $110,000. This amount is $3,000 less than the budgeted amount. The March 31, 2003 net interest margin (annualized) was 3.44% compared to 3.58% for March 31, 2002 as deposit account rates have repriced more quickly than loan rates. Management anticipates substantially achieving the 2003 net income budget of $494,000. Net income for the three months ended March 31, 2002 totaled approximately $88,000. This amount was equivalent to the budgeted amount.

NET INTEREST INCOME

     Net interest income was $551,000 for the three months ended March 31, 2003, an increase of approximately 4.8% or $25,000 over the same period in 2002. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin declined slightly as the yield on CFB's interest bearing assets decreased to a greater degree than the rates on CFB's interest bearing deposits. Average loans net of unearned interest income increased approximately $3.1 million to $44.4 million at March 31, 2003, as compared to $41.3 million at March 31, 2002. Average loans net of unearned interest income at March 31, 2003 were approximately 75% of average total earning assets at March 31, 2003 and 77% at March 31, 2002.

     The yield on total earning assets declined 102 basis points for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment. During 2002, the Federal Reserve lowered key interest rates 75 basis points in a series of rate cuts. The yield on average loans was 7.56% for the three months ended March 31, 2003 as compared to 8.41% for the three months ended March 31, 2002. Investment yields declined 146 basis points during the first three months as compared to the same period in 2002 again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 41 basis points due to the decline in the interest rate environment.

     Total interest expense was $370,000 for the three months ended March 31, 2003, a 17% decrease as compared to the same period in 2002. The average rate on interest-bearing liabilities was 2.76% for the three months ended March 31,
2003, 88 basis points lower than the average rate on interest-bearing liabilities during the three months ended March 31, 2002. The decrease in the rates on deposits during 2003 as compared to 2002 can be attributed to the decline in interest rates during the latter part of 2002. Initially, as rates began to decline after the Federal Reserve lowered interest rates, CFB's deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2002 and remained at their lower levels, the rate on CFB's deposits continued to decline as CFB repriced maturing time deposits into lower rates and attracted new deposits at lower rates.

PROVISION FOR LOAN LOSSES

     The provision for loan loss was approximately $14,000 for the three months ended March 31, 2003. This was the result of net charge offs of $30,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was less than the budgeted amount. Management anticipates the 2003 provision for loan loss expense to be lower than the 2002 expense of $288,000 on an annual basis.

     The provision for loan loss expense was approximately $35,000 for the three months ended March 31, 2002 due to the requirement of maintaining the loan loss reserve at a level considered appropriate by management. Net charge-offs for the three months ended March 31, 2002 were approximately $9,000.

     As a percentage of average loans, the annualized rate of net charge-offs was 0.27% for the three months ended March 31, 2003 compared to a 0.09% ratio for fiscal period 2002. It is management's expectation that net charge-offs will be moderate for the remainder of 2003. While this is management's expectation based on its own internal procedures, reviews and knowledge of CFB's loan portfolio and market area, there can be no assurances that net charge-off levels will not be higher than levels realized thus far during 2002.

     As of March 31, 2003, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the CFB's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, CFB maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio.

NON-INTEREST INCOME

     Noninterest income for the three months ended March 31, 2003 totaled approximately $254,000 compared to approximately $196,000 for the three months ended March 31, 2002. Noninterest income for the three months ended March 31, 2003 was less than the budgeted amount. Noninterest income consists of fees for sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. Management has budgeted 2003 noninterest income to total $1,126,000. Amounts achieved through March 31, 2003 indicate that budgeted amounts may not be achieved.

NON-INTEREST EXPENSE

     Noninterest expense totaled approximately $616,000 for the three months ended March 31, 2003. This amount was comprised of approximately $284,000 for salaries and benefits, approximately $90,000 for premises and equipment expense, approximately $85,000 for data processing expenses, and approximately $157,000 for other expense items.

     Noninterest expense was $562,000 for the three months ended March 31, 2002. This amount was comprised of approximately $290,000 for salaries and benefits, approximately $91,000 for premises and equipment expense, approximately $54,000 for data processing expenses, and approximately $127,000 for other expense items.

INCOME TAXES

     CFB recognizes income taxes under the asset and liability method established in Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of CFB's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. CFB's deferred tax assets are reviewed quarterly and adjustments to such assets are recognized as deferred income tax expense or benefit based on management's judgment relating to the realizability of such assets.

     CFB recognized income tax expense of $65,000 and $37,000 for the three months ended March 31, 2003 and 2002, respectively. The effective tax rate for the three month periods ended March 31, 2003 and 2002 were approximately 37% and 30%, respectively.

CAPITAL REQUIREMENTS

     CFB's equity capital was approximately $4.6 million at March 31, 2003 compared to $4.5 million at year end 2002. This increase of approximately $97,000 consists primarily of CFB's net income for the three months ended March 31, 2003 of approximately $110,000 less a net unrealized loss on available-for-sale securities of approximately $13,000. CFB is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and investment security repayments or sales of available for sale securities.

     During the three month period ended March 31, 2003, CFB increased available for sale securities by approximately $1.8 million from approximately $10.3 million at year end 2002 to approximately $12.1 million at March 31, 2003. Deposits increased approximately $2.5 million during the three months ended March 31, 2003. CFB has $2.5 million in available federal funds lines and approximately $7.5 million in available borrowings from the Federal Home Loan Bank. Management believes that we have cash on hand and other funding sources adequate to fund operations for the next 12 months.

     CFB can also enter into repurchase agreement transactions should the need for additional liquidity arise. As of March 31, 2003, CFB had $380,000 in repurchase agreement balances outstanding.

     At March 31, 2003, CFB had capital of $4.6 million, or 6.77% of total assets as compared to $4.5 million, or 6.89% at December 31, 2002. CFB is subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets. At March 31, 2003, CFB exceeded the required capital levels.

     On April 14, 2003, CFB's Registration Statement on Form SB-2 became effective with the Securities and Exchange Commission. Pursuant to the Registration Statement, CFB is offering its shares of common stock to current shareholders of CFB and to the general public at a price of $24.00 per share. If the offering is successful, we will use the first $4,700,016 we raise in this offering to capitalize Peoples Bank of Scott County, a new bank in organization that will be a wholly-owned subsidiary of CFB. This is the minimum amount of capital our banking regulators will require for the new bank to open. We will use the remaining net proceeds of the offering, if any, to pay our expenses of the offering and of organizing the new bank and to provide us with general working capital. We cannot assure you that the offering will be successful, that the new bank will obtain all required regulatory approvals or that the new bank will be profitable.

EFFECTS OF INFLATION AND CHANGING PRICES
----------------------------------------

     The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation. In the current interest rate environment, the liquidity and maturity structures of the Bank's assets and liabilities are critical to maintenance of acceptable performance levels.

Item 3.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. CFB's Chief Executive Officer and its Chief Financial Officer have evaluated the effectiveness of the design and operation of CFB's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that CFB's disclosure controls and procedures are effective to ensure that material information relating to CFB and CFB's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in CFB's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None

Item 6.   Exhibits and reports on Form 8-K

         (a)  Exhibits:

99.1* Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Billy M. Rice, President and Chief Executive Officer of CFB Bancshares, Inc. on May 14, 2003.

99.2* Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Wendell S. Langley, the Chief Financial Officer of CFB Bancshares, Inc. on May 14, 2003.

-----------------
* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

         (b) Reports on Form 8-K:

          There have been no Current Reports on Form 8-K filed during the three months ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CFB BANCSHARES, INC.
                                      (Registrant)

                                      /s/ Billy M. Rice
Date: May 14, 2003                    ---------------------------------------
                                      Billy M. Rice, President and Chief
                                      Executive Officer

                                      /s/ Wendell S. Langley
Date: May 14, 2003                    ---------------------------------------
                                      Wendell S. Langley, Chief Financal Officer

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Billy M. Rice, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CFB Bancshares, Inc. ("CFB");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of CFB as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Billy M. Rice
Date:  May 14, 2003                     ----------------------------------------
                                        Billy M. Rice
                                        President and Chief Executive Officer

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Wendell S. Langley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CFB Bancshares, Inc. ("CFB");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of CFB as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Wendell S. Langley
Date:  May 14, 2003                    ----------------------------------------
                                        Wendell S. Langley
                                        Chief Financial Officer