Form 10QSB
period 2003-06-30
CFB BANCSHARES INC
filed 2003-08-13
CIK 1213432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2003

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ----------------

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ----    ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 352,654 shares of Common Stock as of August 12, 2003.

     Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                   ----   ----

CONTENTS

PART I.   FINANCIAL INFORMATION
          ---------------------

          Item 1. Financial Statements

               Consolidated  Balance Sheets as of June 30, 2003
               (Unaudited) and December 31, 2002                               3

               Consolidated  Statements  of  Income  for the Three and
               Six Month Periods Ended June 30, 2003 and 2002 (Unaudited)      4

               Consolidated Statements of Comprehensive Income for the
               Three and Six Month Periods Ended June 30, 2003 and 2002
               (Unaudited)                                                     5

               Consolidated Statement of Changes in Shareholders' Equity
               for the Six Months Ended June 30, 2003 (Unaudited)              6

               Consolidated Statements of Cash Flows for the Six Month Periods
               Ended June 30, 2003 and 2002 (Unaudited)                        7

               Notes to Consolidated Financial Statements for the Three and
               Six Month Periods Ended June 30, 2003 and 2002 (Unaudited)   8-10

         Item 2. Management's Discussion and Analysis or Plan of Operation 11-16

         Item 3  Controls and Procedures                                      16


PART II.  OTHER INFORMATION
          -----------------

         Item 1. Legal Proceedings                                            17

         Item 2. Changes in Securities and Use of Proceeds                    17

         Item 3. Defaults upon Senior Securities                              17

         Item 4. Submission of Matters to a Vote of Security Holders          17

         Item 5. Other Information                                            17

         Item 6. Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                                    18

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

              As of June 30, 2003 (Unaudited) and December 31, 2002


                                                                         June 30, 2003      December 31, 2002
                                                                         -------------      -----------------
Assets:
Cash and Due From Banks......................................               $ 3,419                 $2,476
Federal Funds Sold...........................................                 1,001                  3,369
                                                                            -------                 ------
Total Cash and Cash Equivalents..............................                 4,420                  5,845

Interest-Bearing Deposits in other Banks.....................                   794                    694
Investment Securities Available for Sale.....................                12,303                 10,305
Loans, Net...................................................                46,657                 44,291
Premises and Equipment, Net..................................                 3,082                  3,130
Accrued Interest Receivable..................................                   311                    344
Foreclosed Real Estate.......................................                   235                    175
Prepaid Income Taxes.........................................                     0                     93
Other Prepaid Expenses and Other Assets......................                   181                    163
                                                                            -------                -------
          Total Assets.......................................               $67,983                $65,040
                                                                            =======                =======

Liabilities and Shareholders' Equity:

Liabilities:
Deposits

      Demand.................................................               $31,470                $27,548
      Term...................................................                30,985                 32,254
                                                                            -------                -------
          Total Deposits.....................................                62,455                 59,802

Securities Sold Under Agreements to Repurchase...............                   381                    378
Accrued Interest Payable.....................................                   112                    124
Accrued Income Taxes.........................................                    49                      0
Deferred Income Taxes........................................                   202                    196
Other........................................................                    96                     58
                                                                            -------                -------
        Total Liabilities....................................                63,295                 60,558
                                                                            -------                -------

Shareholders' Equity :
Common Stock, Par Value $1, Authorized 2,000,000 Shares;

     Issued and Outstanding 352,654 Shares (353,904 in 2002).                   353                    354
Capital in Excess of Par Value...............................                 3,989                  4,016
Retained Earnings............................................                   280                     57
Accumulated Other Comprehensive Income.......................                    66                     55
                                                                            -------                -------
        Total Shareholders' Equity...........................                 4,688                  4,482
                                                                            -------                -------
Total Liabilities and Shareholders' Equity...................               $67,983                $65,040
                                                                            =======                =======


The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)

            For The Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                        For the Three Months Ended          For the Six Months Ended
                                                                 June  30,                          June 30,
                                                        --------------------------          -------------------------
                                                           2003            2002                2003           2002
                                                        ------------  ------------          ------------  -----------

Interest Income
     Loans..........................................      $ 850           $ 862               $1,689        $1,730
     Investment Securities..........................         86              95                  155           182
     Federal Funds Sold.............................          8              12                   18            27
     Interest Bearing Deposits at other Banks.......          4               0                    7             0
                                                          -----           -----               ------        ------
     Total Interest Income..........................        948             969                1,869         1,939

 Interest Expense...................................        352             434                  722           878
                                                          -----           -----               ------        ------

Net Interest Income.................................        596             535                1,147         1,061

Provision For Loan Losses...........................         18              86                   32           121
                                                          -----           -----               ------        ------
Net Interest Income After Provision For Loan
     Losses.........................................        578             449                1,115           940
                                                          -----           -----               ------        ------


Noninterest Income

     Loan Fees and Other Service Charges............        105              80                  179           157
     Service Charges on Deposit Accounts ...........        187             147                  340           256
     Other .........................................         13              14                   40            24
                                                          -----           -----               ------        ------
     Total Noninterest Income.......................        305             241                  559           437
                                                          -----           -----               ------        ------

Noninterest Expense

     Salaries and Employee Benefits.................        284             271                  568           561
     Occupancy and Equipment Expense................         94              89                  184           180
     Office Supplies and Postage....................         31              27                   67            60
     Data Processing Expenses.......................         84              96                  169           150
     Advertising and Promotion......................         14              26                   25            37
     Holding Company Organizational Expenses........         46               0                   54             0
     Other..........................................        124              93                  226           176
                                                          -----           -----               ------        ------
     Total Noninterest Expense......................        677             602                1,293         1,164
                                                          -----           -----               ------        ------

Income Before Income Taxes .........................        206              88                  381           213
Income Taxes........................................         93              34                  158            71
                                                          -----           -----               ------        ------
Net Income..........................................      $ 113           $  54               $  223        $  142
                                                          =====           =====               ======        ======

Earnings Per Share:

     Basic..........................................      $0.32           $0.15               $ 0.63        $ 0.40
                                                          =====           =====               ======        ======
     Assuming Dilution..............................      $0.31           $0.15               $ 0.60        $ 0.39
                                                          =====           =====               ======        ======



The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                 For the Three Months Ended         For the Six Months Ended
                                                                          June 30,                          June 30,
                                                               ------------------------------     ------------------------------
                                                                     2003            2002               2003            2002
                                                               --------------  --------------     --------------  --------------

Net income...................................................         $113            $ 54               $223           $142
                                                                      ----            ----               ----           ----
Other comprhensive income (loss), net of tax:
     Unrealized gains (losses) on investment
        securities and available for sale....................           38              57                 17             15
     Reclassification adjustment for gains / losses
        included in net income...............................            0               0                  0              0
     Income taxes related to unrealized gains / losses
        on investment securities available for sale..........          (14)            (22)                (6)            (6)
                                                                      ----            ----               ----           ----
     Other comprehensive income (loss), net of tax...........           24              35                 11              9
                                                                      ----            ----               ----           ----
     Comprehensive income....................................         $137            $ 89               $234           $151
                                                                      ====            ====               ====           ====


































The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)

                     For the Six Months Ended June 30, 2003

                                                                                       Accumulated
                                                        Capital in                       Other                Total
                                           Common      Excess of Par     Retained     Comprehensive       Shareholders'
                                           Stock           Value         Earnings        Income               Equity
                                          -------      -------------     --------     -------------       -------------
Balances, December 31, 2002                $354           $4,016           $ 57            $55                $4,482
Net Income                                    0                0            223              0                   223
Purchase and Retirement of
  Common Stock (1,250 Shares
   at $23.00 Per Share)                      (1)             (27)             0              0                   (28)
Other Comprehensive Income                    0                0              0             11                    11
                                           ----           ------           ----            ---                ------
Balances, June 30, 2003                    $353           $3,989           $280            $66                $4,688
                                           ====           ======           ====            ===                ======




































The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                For the Six Months Ended June 30,
                                                                          ------------------------------------------
                                                                                   2003                  2002
                                                                          ----------------------  ------------------
 Operating Activities:
Net Income ...................................................                      $  223                   $  142
                                                                                    ------                   ------
Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
     Depreciation ............................................                         173                      131
     Provision for Loan Losses................................                          32                      121
     Decrease in Accrued Interest Receivable .................                          33                       27
     (Increase) Decrease in Prepaid Expenses and Other........                          75                     (103)
     (Decrease) in Accrued Interest Payable...................                         (12)                     (30)
     Increase in Accrued Income Taxes and Other Liabilities...                          87                       13
                                                                                    ------                   ------

           Total Adjustments..................................                         388                      159
                                                                                    ------                   ------
            Net Cash Provided by Operating Activities.........                         611                      301
                                                                                    ------                   ------

Investing Activities:
 Increase in Interest-Bearing Deposits in Other Banks.........                        (100)                       0
 Investment Securities Available for Sale:
     Purchases................................................                      (9,731)                  (7,905)
     Maturities...............................................                       7,750                    5,750
 Purchases of Premises and Equipment..........................                        (125)                    (459)
Net Increase in Loans.........................................                      (2,458)                  (2,284)
                                                                                    ------                   -------
            Net Cash Used in Investing Activities.............                      (4,664)                  (4,898)
                                                                                    ------                   -------

Financing Activities:
Dividends Paid................................................                           0                      (35)
Purchase and Retirement of Common Stock.......................                         (28)                       0
Increase in Securities Sold Under Agreements to Repurchase....                           3                        5
Net Increase in Deposits......................................                       2,653                    6,876
                                                                                    ------                   ------
           Net Cash Provided by Financing Activities..........                       2,628                    6,846
                                                                                    ------                   ------

Net Increase (Decrease) in Cash and Cash Equivalents..........                      (1,425)                   2,249
Cash and Cash Equivalents at Beginning of Period .............                       5,845                    2,520
                                                                                    ------                   ------
Cash and Cash Equivalents at End of Period ...................                      $4,420                   $4,769
                                                                                    ======                   ======

Supplementary Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest..................................................                      $  734                   $  908
    Income Taxes..............................................                      $   16                   $   80

Supplementary Disclosures of Non Cash Investing Activities:
    Acquisition of Foreclosed Real Estate.....................                      $   90                   $   38
    Sales of Foreclosed Real Estate by Origination of
      Mortgage Loan...........................................                      $   30                   $   38
    Change in Gross Unrealized Gain / Loss on Investment
      Securities Available for Sale...........................                      $   17                   $   15
    Change in Deferred Taxes Associated with Unrealized
      Gain / Loss on Investment Securities Available for Sale.                      $    6                   $    6
    Change in Net Unrealized Gain/ Loss on Investment Securities
      Available for Sale.......................................                     $   11                   $    9


The accompanying notes are an integral part of these financial statements.

                      CITIZENS FIRST BANK AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2003 and 2002 (Unaudited)


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

Effective October 24, 2002, Citizens First Bank's shareholders approved a share exchange agreement with CFB Bancshares, Inc. whereby one share of Company stock was exchanged for one share of Bank stock. The Bank's retained earnings as of October 24, 2002, totaling $656,612, was transferred to capital in excess of par value on a consolidated basis.

The unaudited interim consolidated financial statements for the three and six months ended June 30, 2003 and 2002, and as of June 30, 2003 have been prepared on the same basis as the Bank's audited financial statements as of December 31, 2002 and for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002 have been included. The results of operations for such interim periods is not necessarily indicative of the results expected for the full year.

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

                                                     For the Three Months             For the Six Months
                                                         Ended June 30                  Ended June 30
                                                        (In thousands)                  (In thousands)
                                                  ----------------------------    ---------------------------
                                                      2003            2002           2003           2002
                                                  -------------   ------------    -----------    ------------
Net Income, as Reported                           $         113   $         54    $       223    $        142
Less: Total Stock-Based Employee
 Compensation Expense Determined
 Under Fair Value Based Method
 for All Awards, Net of Related Tax Effects                   0              0              0               0
                                                  -------------   ------------    -----------    ------------
Pro Forma Net Income                              $         113   $         54    $       223    $        142
                                                  =============   ============    ===========    ============
Earnings Per Share:
 Basic - as Reported                              $        0.32   $       0.15    $      0.63    $       0.40
                                                  =============   ============    ===========    ============
 Basic - Pro Forma                                $        0.32   $       0.15    $      0.63    $       0.40
                                                  =============   ============    ===========    ============
 Diluted - as Reported                            $        0.31   $       0.15    $      0.60    $       0.39
                                                  =============   ============    ===========    ============
 Diluted - Pro Forma                              $        0.31   $       0.15    $      0.60    $       0.39
                                                  =============   ============    ===========    ============

Earnings Per Share - Earnings per share is based on the following:

                                                      For the Three Months           For the Six Months
                                                          Ended June 30                 Ended June 30
                                                   ----------------------------   --------------------------
                                                      2003            2002           2003           2002
                                                   ------------    ------------   -----------    -----------
Weighted Average Number
 of Shares Outstanding
 Used for Basic Calculation                           352,654         353,904       353,379        353,904
Effect of Dilutive Stock Options                       15,429          11,368        15,429         11,368
                                                   ------------    ------------   -----------    -----------
Number of Shares Used for
 Calculation Assuming Dilution                         368,083         365,272       368,808        365,272
                                                   ============    ============   ===========    ===========

NOTE 3 - STOCK OPTION PLANS

Key Employee Plan - In April 1998, the shareholders approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Bank. The plan terminates in ten years. The board of directors has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date the options are granted and must include a price per share of at least 100% of the fair market value of the Company's common stock on the date the option is granted. The board of directors has reserved 20,000 shares of common stock for issuance during the term of the plan. The board of directors has granted options to certain officers totaling 14,000 shares at a price of $15 per share. 10,000 options were granted in April 1998 and 4,000 options were granted in December 1999. No options have been exercised to date.

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

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                                     Periods Ended December 31,
                                                              ------------------------------------------
                                                                     2003                   2002
                                                              -------------------    -------------------
Dividend Yield                                                        0%                     0%
Expected Life                                                         9.9 years              9.9 years
Expected Volatility                                                  16.0%                  16.0%
Risk-Free Interest Rate                                               5.7%                   5.7%

                                       9

A summary of the status of the Company's stock option plans as of June 30 is presented below:

                                              2003                            2002
                                   ---------------------------    -----------------------------
                                                    Weighted                        Weighted
                                                    Average                          Average
                                                    Exercise                        Exercise
                                     Shares          Price           Shares           Price
                                   ------------    -----------    -------------    ------------

Outstanding at
 Beginning of Period               $    54,000     $     15.00    $      54,000    $    15.00
Granted                                      0                                0
Exercised                                    0                                0
Forfeited                                    0                                0
                                   ------------                   -------------
 Outstanding at                    $    54,000     $     15.00    $      54,000    $    15.00
 End of Period
                                   ============                   =============
Options Exercisable                $    54,000     $     15.00    $      54,000    $    15.00
 at Period-End
Weighted-Average Fair
 Value of Options Granted
 During the Period                 $      0.00                    $        0.00


Information pertaining to options outstanding at June 30, 2003 is as follows:

                                                 Options Outstanding                          Options Exercisable
                                  --------------------------------------------------    --------------------------------
                                                       Weighted
                                                        Average          Weighted                           Weighted
                                                       Remaining          Average                           Average
           Range of                   Number          Contractual        Exercise          Number           Exercise
       Exercise Prices             Outstanding            Life             Price         Exercisable         Price
-------------------------------   ---------------    ---------------    ------------    --------------   ---------------

$15.00 - $15.00                        54,000           4.8 years       $      15.00        54,000        $        15.00



NOTE 4 - NEW BANK FORMATION

As explained in Note 1, the Company's management and certain individual organizers are in the process of organizing a new bank called Peoples Bank of Scott County (in organization) in Oneida, Tennessee ("Peoples Bank"). The Company is in the process of an offering of its common stock in connection with the new bank organization. The Company and the organizers entered into a line of credit borrowing arrangement with an unrelated commercial bank on January 16, 2003 to provide funds for organizational costs until the stock offering proceeds are received. Each of the organizers has also entered into a stock subscription agreement with Peoples Bank in January 2003. The organizers are required to pay $24 per share for each share of common stock of Peoples Bank that they have purchased. In the event that the Company's offering of common stock is completed, the shares of Peoples Bank purchased by the organizers will be exchanged for Company shares on a one for one basis. If the Company does not complete its offering, the organizers will be entitled to a refund of any amount paid for the shares of Peoples Bank, less $1.00 per share for the organizational costs. As of June 30, 2003, the Company has received stock subscriptions totaling $714,744. CFB's registration statement states that the banking regulators will require $4,700,016 in capital for Peoples Bank to open. Organizational and start-up costs totaling $108,000 have been incurred by Peoples Bank as of June 30, 2003. No amounts have been included in the accompanying financial statements in relation to Peoples Bank because the exchange of shares of Peoples Bank for Company stock has not taken place and will not be completed until all regulatory approvals for the new bank have been obtained. Organizational and start-up expenses will be expensed in accordance with AICPA Statement of Position 98-5 and included in the consolidated financial statements of the Company after the share exchange is completed.

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


GENERAL
-------

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of CFB Bancshares, Inc. ("CFB") covers the three and six months ended June 30, 2003 and 2002. Citizens First Bank (the "Bank") was incorporated on October 1, 1995 and commenced operations on February 10, 1997. On October 24, 2002, a Plan of Share Exchange was consummated between the Bank and CFB in which holders of Bank common shares exchanged them for common shares of CFB on a one for one basis, as provided for in the Plan of Share Exchange. The Plan of Share Exchange was approved by the Bank's shareholders on May 23, 2002. CFB was formed August 28, 2002 under the laws of the State of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Bank Holding Company Act. CFB's only activity is owning the Bank and organizing Peoples Bank. The members of the boards of directors of CFB and the Bank are the same with the exception of Wendell Langley, who is a member of the Bank's board of directors only.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

     Total assets grew from December 31, 2002 to June 30, 2003 as total assets increased $3.0 million or 4.5%, from $65.0 million at December 31, 2002 to $68.0 million at June 30, 2003. The primary increases in asset categories for the six month period ended June 30, 2003 were $2.0 million in investment securities and a $2.4 million increase in net loans. Total deposits increased $2.7 million, or 4.4%, from $59.8 million at December 31, 2002 to $62.5 million at June 30, 2003. CFB is continuing to attract new customers at both of its current locations.

     Total shareholders' equity increased approximately $206,000 as CFB had net income of approximately $223,000, a net unrealized gain on available-for-sale securities of approximately $11,000, and retired stock at a cost of approximately $28,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
-----------------------------------------------------------------------

Comparison of Results of Operations

     During the three months ended June 30, 2003, the Company attained a net income of approximately $113,000 or $0.32 per share. During the three months ended June 30, 2002, the Bank had a net income of approximately $54,000 or $0.15 per share.

Net Income

     Net income for the three months ended June 30, 2003 totaled approximately $113,000. This amount is $9,000 less than the budgeted amount. The June 30, 2003 net interest margin (annualized) was 4.15% compared to 3.54% for June 30, 2002 as deposit account rates have repriced more quickly than loan rates. Management anticipates substantially achieving the 2003 net income budget of $494,000. Net income for the three months ended June 30, 2002 totaled approximately $54,000. This amount was equivalent to the budgeted amount.

Net Interest Income

     Net interest income was $596,000 for the three months ended June 30, 2003, an increase of approximately 11.4% or $61,000 over the same period in 2002. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin increased slightly as the yield on CFB's interest bearing assets increased and the rates on CFB's interest bearing deposits decreased. Average loans net of unearned interest income increased approximately $3.5 million to $45.8 million at June 30, 2003, as compared to $42.3 million at June 30, 2002. Average loans net of unearned interest income at June 30, 2003 were approximately 74% of average total earning assets at June 30, 2003 and 76% at June 30, 2002.

     The yield on total earning assets declined 24 basis points for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment. During 2002, the Federal Reserve lowered key interest rates 75 basis points in a series of rate cuts. The Federal Reserve has lowered key interest rates 25 basis points in 2003. The yield on average loans was 8.17% for the three months ended June 30, 2003 as compared to 8.14% for the three months ended June 30, 2002. Investment yields declined 85 basis points during the first three months as compared to the same period in 2002 again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 48 basis points due to the decline in the interest rate environment.

     Total interest expense was $352,000 for the three months ended June 30, 2003, a 18.9% decrease as compared to the same period in 2002. The average rate on interest-bearing liabilities was 2.56% for the three months ended June 30, 2003, 85 basis points lower than the average rate on interest-bearing liabilities during the three months ended June 30, 2002. The decrease in the rates on deposits during 2003 as compared to 2002 can be attributed to the decline in interest rates during the latter part of 2002. Initially, as rates began to decline after the Federal Reserve lowered interest rates, CFB's deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2002 and remained at their lower levels, the rate on CFB's deposits continued to decline as CFB repriced maturing time deposits into lower rates and attracted new deposits at lower rates.

Provision For Loan Losses

     The provision for loan loss was approximately $18,000 for the three months ended June 30, 2003. This was the result of net charge offs of $22,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was less than the budgeted amount. Management anticipates the 2003 provision for loan loss expense to be lower than the 2002 expense of $288,000 on an annual basis.

     The provision for loan loss expense was approximately $86,000 for the three months ended June 30, 2002 due to the requirement of maintaining the loan loss reserve at a level considered appropriate by management. Net charge-offs for the three months ended June 30, 2002 were approximately $76,000.

     As a percentage of average loans, the annualized rate of net charge-offs was 0.19% for the three months ended June 30, 2003 compared to a 0.09% ratio for fiscal period 2002. It is management's expectation that net charge-offs will be moderate for the remainder of 2003. While this is management's expectation based on its own internal procedures, reviews and knowledge of CFB's loan portfolio and market area, there can be no assurances that net charge-off levels will not be higher than levels realized thus far during 2003.

     As of June 30, 2003, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the CFB's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, CFB maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio.

Non-Interest Income

     Noninterest income for the three months ended June 30, 2003 totaled approximately $305,000, compared to approximately $241,000 for the three months ended June 30, 2002, and was more than the budgeted amount by $21,000. Noninterest income consists of fees for the sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. Management has budgeted 2003 noninterest income to total $1,126,000. Amounts achieved through June 30, 2003 appear to be on target to substantially meet the budgeted amount.

Non-Interest Expense

     Noninterest expense totaled approximately $677,000 for the three months ended June 30, 2003. This amount was comprised of approximately $284,000 for salaries and benefits, approximately $94,000 for premises and equipment expense, approximately $84,000 for data processing expenses, approximately $46,000 for holding company organizational expenses, and approximately $169,000 for other expense items.

     Noninterest expense was $601,000 for the three months ended June 30, 2002. This amount was comprised of approximately $271,000 for salaries and benefits, approximately $89,000 for premises and equipment expense, approximately $96,000 for data processing expenses, and approximately $145,000 for other expense items.

Income Taxes

     CFB recognizes income taxes under the asset and liability method established in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of CFB's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. CFB's deferred tax assets are reviewed quarterly and adjustments to such assets are recognized as deferred income tax expense or benefit based on management's judgment relating to the realizability of such assets.

     CFB recognized income tax expense of $93,000 and $34,000 for the three months ended June 30, 2003 and 2002, respectively. The effective tax rate for the three month periods ended June 30, 2003 and 2002 were approximately 45% and 39%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Comparison of Results of Operations

     During the six months ended June 30, 2003, the Bank had a total net income of $223,000 or $0.63 per share. During the six months ended June 30, 2002, the Bank attained a net income of $142,000 or $0.40 per share.

Net Income

     Net income for the first six months of 2003 totaled $223,000 This amount is $12,000 less than the budgeted amount. The Bank's net interest margin increased during the first six months of 2003. The June 30, 2003 net interest margin (annualized) was 4.02%. Management anticipates substantially achieving the 2003 net income budget of $494,000.

     Net income for the six months ended June 30, 2002 totaled $142,000. This amount was $34,000 less than the budgeted amount primarily due to the expense required to maintain the loan loss reserve at a level considered appropriate by management. The Bank's net interest margin at June 30, 2002 was 3.56%.

Net Interest Income

     Net interest income was $1,147,000 for the six months ended June 30, 2003, an increase of approximately 8.1% or $86,000 over the same period in 2002. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin increased as the yield on CFB's interest bearing assets decreased to a lesser degree than the rates on CFB's interest bearing deposits. Average loans net of unearned interest income increased approximately $3.5 million to $45.3 million at June 30, 2003, as compared to $41.8 million at June 30, 2002. Average loans net of unearned interest income at June 30, 2003 were approximately 75% of average total earning assets at June 30, 2003 and 76% at June 30, 2002.

     The yield on total earning assets declined 40 basis points for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment. During 2002, the Federal Reserve lowered key interest rates 75 basis points in a series of rate cuts. The Federal Reserve has lowered key interest rates 25 basis points in 2003. The yield on average loans was 8.12% for the six months ended June 30, 2003 as compared to 8.27% for the six months ended June 30, 2002. Investment yields declined 114 basis points during the first six months as compared to the same period in 2002 again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 34 basis points due to the decline in the interest rate environment.

     Total interest expense was $722,000 for the six months ended June 30, 2003, a 17.8% decrease as compared to the same period in 2002. The average rate on interest-bearing liabilities was 2.66% for the six months ended June 30, 2003, 87 basis points lower than the average rate on interest-bearing liabilities during the six months ended June 30, 2002. The decrease in the rates on deposits during 2003 as compared to 2002 can be attributed to the decline in interest rates during the latter part of 2002. Initially, as rates began to decline after the Federal Reserve lowered interest rates, CFB's deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2002 and remained at their lower levels, the rate on CFB's deposits continued to decline as CFB repriced maturing time deposits into lower rates and attracted new deposits at lower rates.

Noninterest Income

     Noninterest income through June 30, 2003 totaled $559,000 compared to $437,000 for the six months ended June 30, 2002. Noninterest income for the six months ended June 30, 2003 was equivalent to the budgeted amount. Noninterest income consists of fees for the sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. Management has budgeted 2003 noninterest income to total $1,126,000. Amounts achieved through June 30, 2003 appear to be on target to substantially meet the budgeted amount.

Noninterest Expense

     Noninterest expense totaled approximately $1,293,000 for the first six months of 2003. This amount was comprised of $568,000 for salaries and benefits, $184,000 for occupancy and equipment expense, $169,000 for data processing expense, approximately $54,000 for holding company organizational expenses, and $318,000 for other expense items.

     Noninterest expense totaled approximately $1,164,000 for the first six months of 2002. This amount was comprised of $561,000 for salaries and benefits, $180,000 for occupancy and equipment expense, $150,000 for data processing expense, and $273,000 for other expense items.

Provision for Loan Losses

     The provision for loan losses was approximately $32,000 for the six months ended June 30, 2003. This was the result of net charge offs of $52,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was $58,000 less than the budgeted amount. Management anticipates the 2003 provision for loan loss expense to be lower than the 2002 expense of $288,000 on an annual basis.

     The provision for loan losses was approximately $121,000 for the six months ended June 30, 2002. This was the result of net charge offs of $85,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was $49,000 more than the budgeted amount. Management anticipates the 2003 provision for loan loss expense to be lower than the 2002 expense of $288,000 on an annual basis.

Income Tax Expense

     The Bank's effective tax rate for the first six months of 2003 and 2002 was 41% and 33%, respectively.

CAPITAL REQUIREMENTS
--------------------

     CFB's equity capital was approximately $4.7 million at June 30, 2003 compared to $4.5 million at year end 2002. This increase of approximately $206,000 consists primarily of CFB's net income for the six months ended June 30, 2003 of approximately $223,000, a net unrealized gain on available-for-sale securities of approximately $11,000, less retirement of stock at a cost of approximately $28,000. CFB is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and investment security repayments or sales of available for sale securities.

     During the six month period ended June 30, 2003, CFB increased available for sale securities by approximately $2.0 million from approximately $10.3 million at year end 2002 to approximately $12.3 million at June 30, 2003. Deposits increased approximately $2.7 million during the six months ended June 30, 2003. CFB has $2.5 million in available federal funds lines and approximately $7.5 million in available borrowings from the Federal Home Loan Bank. Management believes that we have cash on hand and other funding sources adequate to fund operations for the next 12 months.

     CFB can also enter into repurchase agreement transactions should the need for additional liquidity arise. As of June 30, 2003, CFB had $381,000 in repurchase agreement balances outstanding.

     At June 30, 2003, CFB had capital of $4.7 million, or 6.89% of total assets as compared to $4.5 million, or 6.89% at December 31, 2002. CFB is subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets. At June 30, 2003, CFB exceeded the required capital levels.

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

EFFECTS OF INFLATION AND CHANGING PRICES
----------------------------------------

     The financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

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

Item 3.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, CFB's Chief Executive Officer and its Chief Financial Officer have evaluated the effectiveness of the design and operation of CFB's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that CFB's disclosure controls and procedures are effective to ensure that material information relating to CFB and CFB's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual shareholders' meeting of Citizens First Bank was held on May 13,
2003.  Of  the  outstanding  353,904  shares  of  stock,   201,363  shares  were
represented by proxy or in person. Two items were acted upon at the meeting:

     1.   Election of directors


     The following is a tabulation of the votes for and against each nominee:

     Clyde Darnell              For - 200,806         Withhold Authority -   557
     William D. Goodman         For - 200,913         Withhold Authority -   450
     Samuel L. Hull             For - 200,913         Withhold Authority -   450
     Billy M. Rice              For - 200,813         Withhold Authority -   550
     Church H. Smith            For - 200,913         Withhold Authority -   450
     Stephen N. Smith           For - 200,913         Withhold Authority -   450
     James F. Wilson            For - 198,821         Withhold Authority - 2,542

     2. Appointment of independent auditors

     Ratification of the appointment of Pugh & Company, P.C. as independent auditors for fiscal year ending December 31, 2003:

     For - 198,011              Against - 0              Abstain - 3,352


Item 5.  Other Information

         None

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits:

31.1 Certification of Billy M.Rice, President and Chief Executive Officer of CFB Bancshares, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Wendell S. Langley, the Chief Financial Officer of CFB Bancshares, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Billy M.Rice, President and Chief Executive Officer of CFB Bancshares, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Wendell S. Langley, the Chief Financial Officer of CFB Bancshares, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

          There have been no Current Reports on Form 8-K filed during the three months ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CFB BANCSHARES, INC.
                                  (Registrant)


                                  /s/ Billy M. Rice
Date: August 13, 2003             ---------------------------------------------
                                  Billy M. Rice, President and Chief Executive
                                  Officer (principal executive officer)

Date: August 13, 2003             /s/ Wendell S. Langley
                                  ---------------------------------------------
                                  Wendell S. Langley, Chief Financial Officer