Form 10QSB
period 2003-09-30
CFB BANCSHARES INC
filed 2003-11-14
CIK 1213432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       -------------------   ------------------

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

                                                                  Yes X  No
                                                                     ---    ---
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 352,654 shares of Common Stock as of November 12, 2003.

     Transitional Small Business Disclosure Format (check one):   Yes    No  X
                                                                     ---    ---

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements
                  Consolidated Balance Sheets as of September 30, 2003 (Unaudited)
                  and December 31, 2002                                                                          3

                  Consolidated Statements of Income for the Three and Nine Month
                  Periods Ended September 30, 2003 and 2002 (Unaudited)                                          4

                  Consolidated Statements of Comprehensive Income for the
                  Nine Month Periods Ended September 30, 2003 and 2002 (Unaudited)                               5

                  Consolidated Statement of Changes in Shareholders' Equity for the
                  Nine Month Period Ended September 30, 2003 (Unaudited)                                         6

                  Consolidated Statements of Cash Flows for the Nine Month Periods
                  Ended September 30, 2003 and 2002 (Unaudited)                                                7-8

                  Notes to Consolidated Financial Statements for the Three and Nine Month
                  Periods Ended September 30, 2003 and 2002 (Unaudited)                                       9-11

         Item 2.  Management's Discussion and Analysis or Plan of Operation                                  12-15

         Item 3.  Controls and Procedures                                                                       15


PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings                                                                             16

         Item 2.  Changes in Securities and Use of Proceeds                                                     16

         Item 3.  Defaults upon Senior Securities                                                               16

         Item 4.  Submission of Matters to a Vote of Security Holders                                           16

         Item 5.  Other Information                                                                             16

         Item 6.  Exhibits and Reports on Form 8-K                                                              16

SIGNATURES                                                                                                      17


                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CFB BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

           As of September 30, 2003 (Unaudited) and December 31, 2002
                                                                         September 30, 2003      December 31, 2002

Assets:
Cash and Due From Banks......................................                  $ 2,617                  $ 2,476
Federal Funds Sold...........................................                      538                    3,369
                                                                               -------                    -----
Total Cash and Cash Equivalents..............................                    3,155                    5,845

Interest-Bearing Deposits in other Banks.....................                      797                      694
Investment Securities Available for Sale, At Fair Value......                   10,526                   10,305
Loans, Net...................................................                   49,705                   44,291
Premises and Equipment, Net..................................                    3,009                    3,130
Accrued Interest Receivable..................................                      343                      344
Foreclosed Real Estate.......................................                      155                      175
Prepaid Income Taxes.........................................                        0                       93
Prepaid Expenses and Other ..................................                      237                      163
                                                                               -------                  -------
          Total Assets.......................................                  $67,927                  $65,040
                                                                               =======                  =======

Liabilities and Shareholders' Equity:
Liabilities:
Deposits
      Demand.................................................                  $31,435                  $27,548
      Term...................................................                   30,875                   32,254
                                                                               -------                  -------
          Total Deposits.....................................                   62,310                   59,802

Securities Sold Under Agreements to Repurchase...............                      382                      378
Accrued Interest Payable.....................................                      112                      124
Accrued Income Taxes.........................................                      132                        0
Deferred Income Taxes...........................................                   104                      196
Other........................................................                      189                       58
                                                                               -------                   ------
        Total Liabilities....................................                   63,229                   60,558
                                                                               -------                   ------

Shareholders' Equity :
Common Stock, Par Value $1, Authorized 2,000,000 Shares;
Issued and Outstanding 352,654 Shares in 2003 (353,904 Shares
in 2002).....................................................                      353                      354
Capital in Excess of Par Value...............................                    3,989                    4,016
Retained Earnings............................................                      391                       57
Accumulated Other Comprehensive Income (Loss)................                      (35)                      55
                                                                               -------                  -------
        Total Shareholders' Equity...........................                    4,698                    4,482
                                                                               -------                  -------
Total Liabilities and Shareholders' Equity...................                  $67,927                  $65,040
                                                                               =======                  =======

   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)

         For The Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                            For the Three Months Ended         For the Nine Months Ended
                                                                   September 30,                     September 30,
                                                               2003            2002             2003              2002
                                                          --------------   -------------   --------------   -----------
Interest Income
     Loans..........................................          $ 894           $ 875            $2,583            $2,604
     Investment Securities..........................             73              89               228               272
     Federal Funds Sold.............................              3              15                21                42
     Interest Bearing Deposits at other Banks.......              3               0                10                 0
                                                              -----           -----            ------            ------
     Total Interest Income..........................            973             979             2,842             2,918

 Interest Expense...................................            308             436             1,030             1,314
                                                              -----           -----            ------            ------

Net Interest Income.................................            665             543             1,812             1,604

Provision For Loan Losses...........................             88              99               120               220
                                                              -----           -----            ------            ------
Net Interest Income After Provision For Loan
    Losses..........................................            577             444             1,692             1,384
                                                              -----           -----            ------            ------

Noninterest Income
     Loan Fees and Other Service Charges............             99              76               278               233
     Service Charges on Deposit Accounts ...........            180             184               520               441
     Other .........................................             23              17                63                41
                                                              -----           -----            ------            ------
     Total Noninterest Income.......................            302             277               861               715
                                                              -----           -----            ------            ------
Noninterest Expense
     Salaries and Employee Benefits.................            295             289               863               851
     Occupancy and Equipment Expense................             95              89               279               269
     Office Supplies and Postage....................             28              33                95                93
     Data Processing Expenses.......................             83              89               252               238
     Advertising and Promotion......................             16              12                41                49
     Organizational and Start-up Expenses for
        Peoples Bank................................             77               0               120                 0
     Other..........................................            123              84               360               260
                                                              -----           -----            ------            ------
     Total Noninterest Expense......................            717             596             2,010             1,760
                                                              -----           -----            ------            ------

Income Before Income Taxes .........................            162             125               543               339
Income Taxes........................................             50              52               209               124
                                                              -----           -----            ------            ------
Net Income..........................................          $ 112           $  73            $  334            $  215
                                                              =====           =====            ======            ======

Earnings Per Share:
     Basic..........................................          $0.32           $0.21             $0.95              0.61
                                                              =====           =====            ======            ======
     Assuming Dilution..............................          $0.30           $0.20             $0.91             $0.59
                                                              =====           =====            ======            ======

   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                             For the Nine Months Ended
                                                                                       September 30,
                                                                           ----------------------------
                                                                                2003            2002
                                                                           -------------  -------------
Net income..................................................................... $335           $215
                                                                                ----           ----
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on investment securities........................ (145)            69
     Reclassification adjustment for gains/losses included in net income.......    0              0
     Income taxes related to unrealized gains/losses on investment securities..   55            (26)
                                                                                ----           ----
     Other comprehensive income (loss), net of tax.............................  (90)            43
                                                                                ----           ----
     Comprehensive income...................................................... $245           $258
                                                                                ====           ====



   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)

                  For the Nine Months Ended September 30, 2003


                                                                                       Accumulated
                                                      Capital in                          Other               Total
                                         Common      Excess of Par       Retained     Comprehensive       Shareholders'
                                          Stock          Value           Earnings     Income (Loss)          Equity
                                         -------     -------------       --------     -------------       -------------
Balances, December 31, 2002               $354           $4,016            $ 57             $ 55               $4,482
Net Income......................             0                0             334                0                  334
Purchase & Retirement of Common
Stock....................                   (1)             (27)              0                0                  (28)
Other Comprehensive Loss........             0                0               0              (90)                 (90)
                                          ----           ------            ----             -----              ------
Balances, September 30, 2003              $353           $3,989            $391             $(35)              $4,698
                                          ====           ======            ====             =====              ======


   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                        For the Nine Months Ended September 30,
                                                                   -----------------------------------------------
                                                                              2003                      2002
                                                                   --------------------------   ------------------
 Operating Activities:                                                     $   334                $   215
                                                                           -------                -------
Net Income ...................................................
Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
     Depreciation ............................................                 256                    222
     Provision for Loan Losses................................                 120                    220
     Decrease in Accrued Interest Receivable .................                   1                      9
     (Increase)  Decrease in Prepaid Expenses and Other.......                  19                   (128)
     (Decrease) in Accrued Interest Payable...................                 (12)                   (35)
     Increase in Accrued Income Taxes and Other
        Liabilities...........................................                 226                     75
                                                                           -------                -------
           Total Adjustments..................................                 610                    363
                                                                           -------                -------
            Net Cash Provided by Operating Activities.........                 944                    578
                                                                           -------                -------
Investing Activities:
 Increase in Interest-Bearing Deposits in Other Banks.........                (103)                     0
 Investment Securities Available for Sale:
     Purchases................................................             (10,966)                (9,304)
     Maturities...............................................              10,600                  7,750
 Purchases of Premises and Equipment..........................                (135)                  (674)
Net Increase in Loans.........................................              (5,514)                (3,626)
                                                                           -------                -------
            Net Cash Used in Investing Activities.............              (6,118)                (5,855)
                                                                           -------                -------
Financing Activities:
Dividends Paid................................................                   0                    (35)
Purchase and Retirement of Common Stock.......................                 (28)                     0
Increase in Securities Sold Under Agreements to Repurchase....                   4                      7
Net Increase in Deposits......................................               2,508                  9,104
                                                                           -------                -------
           Net Cash Provided by Financing Activities..........               2,484                  9,075
                                                                           -------                -------
Net Increase (Decrease) in Cash and Cash Equivalents..........              (2,690)                 3,798
Cash and Cash Equivalents at Beginning of Period .............               5,845                  2,520
                                                                           -------                -------
Cash and Cash Equivalents at End of Period ...................             $ 3,155                $ 6,319
                                                                           =======                =======
Supplementary Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest..................................................              $1,042                 $1,349
    Income Taxes..............................................                 $77                   $107
Supplementary Disclosures of Non Cash Investing Activities:
Acquisition of Foreclosed Real Estate.........................                 $90                    $38
Sales of Foreclosed Real Estate by Origination of Mortgage
Loans.....                                                                    $110                     $0
Change in Gross Unrealized Gain / Loss on Investment
     Securities Available for Sale............................               $(145)                   $69
Change in Deferred Taxes Associated with Unrealized
     Gain / Loss on Investment Securities Available for Sale..                $(55)                   $26
Change in Net Unrealized Gain/ Loss on Investment Securities
     Available for Sale.......................................                $(90)                   $43



   The accompanying notes are an integral part of these financial statements.

                       CITIZENS FIRST BANK AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 2003 and 2002 (Unaudited)


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

The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2003 and 2002, and as of September 30, 2003 have been prepared on the same basis as the Bank's audited financial statements as of December 31, 2002 and for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002 have been included. The results of operations for such interim periods is not necessarily indicative of the results expected for the full year.

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

                                                     For the Three Months             For the Six Months
                                                         Ended June 30                  Ended June 30
                                                        (In thousands)                  (In thousands)
                                                  ----------------------------    ---------------------------
                                                      2003            2002           2003           2002
                                                  -------------    -----------    -----------    ------------
Net Income, as Reported                           $        112     $       73     $      334     $       215
Less: Total Stock-Based Employee
 Compensation Expense Determined
 Under Fair Value Based Method
 for All Awards, Net of Related Tax Effects                  0              0              0               0
                                                  -------------    -----------    -----------    ------------
Pro Forma Net Income                              $        112     $       73     $      334     $       215
                                                  =============    ===========    ===========    ============
Earnings Per Share:
 Basic - as Reported                              $       0.32     $     0.21     $     0.95     $      0.61
                                                  =============    ===========    ===========    ============
 Basic - Pro Forma                                $       0.32     $     0.21     $     0.95     $      0.61
                                                  =============    ===========    ===========    ============
 Diluted - as Reported                            $       0.30     $     0.20     $     0.91     $      0.59
                                                  =============    ===========    ===========    ============
 Diluted - Pro Forma                              $       0.30     $     0.20     $     0.91     $      0.59
                                                  =============    ===========    ===========    ============

Earnings Per Share - Earnings per share is based on the following:

                                                      For the Three Months           For the Nine Months
                                                       Ended September 30            Ended September 30
                                                   ----------------------------   --------------------------
                                                      2003            2002           2003           2002
                                                   ------------    ------------   -----------    -----------
Weighted Average Number
 of Shares Outstanding
 Used for Basic Calculation                            352,654         353,904       353,071        353,904
Effect of Dilutive Stock Options                        15,429          11,368        15,429         11,368
                                                   ------------    ------------   -----------    -----------
Number of Shares Used for
 Calculation Assuming Dilution                         368,083         365,272       368,500        365,272
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

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                             -------------------
Dividend Yield                                                        0%
Expected Life                                                     9.9 years
Expected Volatility                                                 16.0%
Risk-Free Interest Rate                                              5.7%

A summary of the status of the Company's stock option plans as of September 30 is presented below:

                                              2003                            2002
                                   ---------------------------    -----------------------------
                                                    Weighted                        Weighted
                                                    Average                          Average
                                                    Exercise                        Exercise
                                     Shares          Price           Shares           Price
                                   ------------    -----------    -------------    ------------

Outstanding at
 Beginning of Period                    54,000     $    15.00           54,000     $     15.00
Granted                                      0           0.00                0            0.00
Exercised                                    0           0.00                0            0.00
Forfeited                                    0           0.00                0            0.00
                                   ------------    -----------    -------------    ------------
Outstanding at                          54,000     $    15.00           54,000     $     15.00
 End of Period                     ============    ===========    =============    ============
Options Exercisable                     54,000     $    15.00           54,000     $     15.00
 at Period-End
Weighted-Average Fair
 Value of Options Granted
 During the Period                 $      0.00                    $       0.00

Information pertaining to options outstanding at September 30, 2003 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                       ----------------------------------------------------     --------------------------------
                                                               Weighted
                                                               Average          Weighted                             Weighted
                                                              Remaining          Average                             Average
             Range of                       Number           Contractual        Exercise           Number            Exercise
         Exercise Prices                 Outstanding            Life              Price          Exercisable          Price
-----------------------------------    -----------------    --------------     ------------     --------------     -------------
         $15.00 - $15.00                    54,000            4.5 years        $    15.00            54,000        $      15.00

NOTE 4 - NEW BANK FORMATION

The Company's management and certain individual organizers recently attempted to organize a new bank called Peoples Bank of Scott County (in organization) in Oneida, Tennessee ("Peoples Bank"). The Company offered to sell shares of its common stock in connection with the new bank organization. However, sufficient shares to open the new bank were not subscribed for and the offering terminated on September 10, 2003. Organizational and start-up costs totaling $196,000 were incurred by Peoples Bank as of September 30, 2003 and these costs were shared by the organizers and the Company as outlined in their agreement. Organizational and start-up expenses totaling $77,000 for the three months and $120,000 for the nine months ended September 30, 2003 have be expensed by the Company in accordance with AICPA Statement of Position 98-5.

NOTE 5 - SUBSEQUENT EVENT

On November 11, 2003 the Company mailed to each shareholder a tender offer to purchase for cash and retire up to 45,454 shares of its common stock at $22 per share. The purchase of stock is subject to the terms and conditions as stated in the tender offer that expires on December 12, 2003, if not extended. The purpose of the offer is to attempt to reduce the number of persons owning shares of the Company's common stock below 300 so that the Company's common stock can be deregistered with the Securities and Exchange Commission and the Company can become a private company. The Company intends to issue $2,000,000 in trust preferred securities to pay for the tendered shares. These securities will bear a variable interest rate of LIBOR + 2.95% and cannot be repaid until after five years from their issuance. The Company will issue junior subordinated debentures to a wholly owned business trust which will, in turn, sell a like amount of capital securities through an underwritten offering to institutional investors, so that portions of the trust preferred securities will count toward the Company's minimum required capital under regulations promulgated by the Federal Reserve. The Company will guarantee the payments required to be made in the future by the trust.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
----------------------------------------------------------------------------
GENERAL
-------

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of CFB Bancshares, Inc. ("CFB") covers the nine months ended September 30, 2003 and 2002. Citizens First Bank (the "Bank") was incorporated on October 1, 1995 and commenced operations on February 10, 1997. On October 24, 2002, a Plan of Share Exchange was consummated between the Bank and CFB in which holders of Bank common shares exchanged them for common shares of CFB on a one for one basis, as provided for in the Plan of Share Exchange. The Plan of Share Exchange was approved by the Bank's shareholders on May 23, 2002. CFB was formed August 28, 2002 under the laws of the State of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Bank Holding Company Act. CFB's only activity is owning the Bank and the members of the boards of directors of CFB and the Bank are the same.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

     Total assets grew from December 31, 2002 to September 30, 2003 as total assets increased $2.9 million or 4.5%, from $65.0 million at December 31, 2002 to $67.9 million at September 30, 2003. The primary increase in asset categories for the three month period ended September 30, 2003 was a $5.4 million increase in net loans. Total deposits increased $2.5 million, or 4.2%, from $59.8 million at December 31, 2002 to $62.3 million at September 30, 2003. CFB is continuing to attract new customers at both of its current locations.

     Total shareholders' equity increased approximately $216,000 as CFB had net income of approximately $334,000, a net unrealized loss on available-for-sale securities of approximately $90,000, and retired stock at a cost of approximately $28,000.

Comparison of Results of Operations

     During the three months ended September 30, 2003, the Company attained a net income of approximately $112,000 or $0.32 per share. During the three months ended September 30, 2002, the Bank had a net income of approximately $73,000 or $0.21 per share.

Net Income

     Net income for the three months ended September 30, 2003 totaled approximately $112,000. This amount is $15,000 less than the budgeted amount. The September 30, 2003 net interest margin (annualized) was 4.36% compared to 3.82% for September 30, 2002 as deposit account rates have repriced more quickly than loan rates. Management anticipates substantially achieving the 2003 net income budget of $494,000. Net income for the three months ended September 30, 2002 totaled approximately $73,000.

Net Interest Income


     Net interest income was $665,000 for the three months ended September 30, 2003, an increase of approximately 22% or $122,000 over the same period in 2002. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin increased slightly as the yield on CFB's interest bearing assets decreased to a lesser degree than the rates on CFB's interest bearing deposits. Average loans net of unearned interest income increased approximately $5.2 million to $48.1 million at September 30, 2003, as compared to $42.9 million at September 30, 2002. Average loans net of unearned interest income at September 30, 2003 were approximately 79% of average total earning assets at September 30, 2003 and 77% at September 30, 2002.

     The yield on total earning assets declined 46 basis points for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment. During 2002, the Federal Reserve lowered key interest rates 75 basis points in a series of rate cuts. The Federal Reserve has lowered key interest rates 25 basis points in 2003. The yield on average loans was 7.44% for the three months ended September 30, 2003 as compared to 7.97% for the three months ended September 30, 2002. Investment yields declined 106 basis points during the three months ended September 30, 2003 as compared to the same period in 2002 again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 42 basis points due to the decline in the interest rate environment.

     Total interest expense was $308,000 for the three months ended September 30, 2003, a 29% decrease as compared to the same period in 2002. The average rate on interest-bearing liabilities was 2.28% for the three months ended September 30, 2003, 106 basis points lower than the average rate on interest-bearing liabilities during the three months ended September 30, 2002. The decrease in the rates on deposits during 2003 as compared to 2002 can be attributed to the decline in interest rates during the latter part of 2002. Initially, as rates began to decline after the Federal Reserve lowered interest rates, CFB's deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2002 and remained at their lower levels, the rate on CFB's deposits continued to decline as CFB repriced maturing time deposits into lower rates and attracted new deposits at lower rates.

Provision For Loan Losses

     The provision for loan loss was approximately $88,000 for the three months ended September 30, 2003. This was the result of net charge offs of $27,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was less than the budgeted amount. Management anticipates the 2003 provision for loan loss expense to be lower than the 2002 expense of $288,000 on an annual basis.

     The provision for loan loss expense was approximately $99,000 for the three months ended September 30, 2002 due to the requirement of maintaining the loan loss reserve at a level considered appropriate by management. Net charge-offs for the three months ended September 30, 2002 were approximately $37,000.

     As a percentage of average loans, the annualized rate of net charge-offs was 0.06% for the three months ended September 30, 2003 compared to a 0.09% ratio for fiscal period 2002. It is management's expectation that net charge-offs will be moderate for the remainder of 2003. While this is management's expectation based on its own internal procedures, reviews and knowledge of CFB's loan portfolio and market area, there can be no assurances that net charge-off levels will not be higher than levels realized thus far during 2003.

     As of September 30, 2003, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the CFB's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, CFB maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio.

Noninterest Income

     Noninterest income for the three months ended September 30, 2003 totaled approximately $302,000, compared to approximately $277,000 for the three months ended September 30, 2002, and was more than the budgeted amount by $18,000. Noninterest income consists of fees for the sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. Management has budgeted 2003 noninterest income to total $1,126,000. Amounts achieved through September 30, 2003 appear to be on target to meet the budgeted amount.

Noninterest Expense

     Noninterest expense totaled approximately $717,000 for the three months ended September 30, 2003. This amount was comprised of approximately $295,000 for salaries and benefits, approximately $95,000 for premises and equipment expense, approximately $83,000 for data processing expenses, approximately $77,000 for organizational and start-up costs for Peoples Bank of Scott County (in organization), and approximately $167,000 for other expense items.

     Noninterest expense was $596,000 for the three months ended September 30, 2002. This amount was comprised of approximately $289,000 for salaries and benefits, approximately $89,000 for premises and equipment expense, approximately $89,000 for data processing expenses, and approximately $129,000 for other expense items.

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

     CFB recognized income tax expense of $50,000 and $52,000 for the three months ended September 30, 2003 and 2002, respectively. The effective tax rate for the three month periods ended September 30, 2003 and 2002 were approximately 31% and 42%, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Comparison of Results of Operations

     During the nine months ended September 30, 2003, the Company had a total net income of $334,000 or $0.95 per share. During the nine months ended September 30, 2002, the Company attained a net income of $215,000 or $0.61 per share.

Net Income

     Net income for the first nine months of 2003 totaled $334,000. This amount is $28,000 less than the budgeted amount primarily due to the expenses incurred related to the attempt to organize a new bank. The Bank's net interest margin increased during the first nine months of 2003. The September 30, 2003 net interest margin (annualized) was 3.97%. Management anticipates substantially achieving the 2003 net income budget of $494,000.

     Net income for the nine months ended September 30, 2002 totaled $215,000. This amount was less than the budgeted amount of $108,000 primarily due to the expense required to maintain the loan loss reserve at a level considered appropriate by management. The Bank's net interest margin (annualized) at September 30, 2002 was 3.82%.

Net Interest Income

     Net interest income was $1,812,000 for the nine months ended September 30, 2003, an increase of approximately 13.0% or $208,000 over the same period in 2002. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin increased slightly as the yield on CFB's interest bearing assets decreased to a lesser degree than the rates on CFB's interest bearing deposits. Average loans net of unearned interest income increased approximately $3.5 million to $46.4 million at September 30, 2003, as compared to $42.9 million at September 30, 2002. Average loans net of unearned interest income at September 30, 2003 were approximately 76% of average total earning assets at September 30, 2003 and 77% at September 30, 2002.

     The yield on total earning assets declined 72 basis points for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment. During 2002, the Federal Reserve lowered key interest rates 75 basis points in a series of rate cuts. The Federal Reserve has lowered key interest rates 25 basis points in 2003. The yield on average loans was 7.42% for the nine months ended September 30, 2003 as compared to 8.10% for the nine months ended September 30, 2002. Investment yields declined 107 basis points during the first nine months as compared to the same period in 2002 again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 41 basis points due to the decline in the interest rate environment.

     Total interest expense was $1,030,000 for the nine months ended September 30, 2003, a 22% decrease as compared to the same period in 2002. The average rate on interest-bearing liabilities was 2.53% for the nine months ended
September 30, 2003, 92 basis points lower than the average rate on interest-bearing liabilities during the nine months ended September 30, 2002. The decrease in the rates on deposits during 2003 as compared to 2002 can be attributed to the decline in interest rates during the latter part of 2002. Initially, as rates began to decline after the Federal Reserve lowered interest rates, CFB's deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2002 and remained at their lower levels, the rate on CFB's deposits continued to decline as CFB repriced maturing time deposits into lower rates and attracted new deposits at lower rates.

Noninterest Income

     Noninterest income through September 30, 2003 totaled $861,000 compared to $715,000 for the nine months ended September 30, 2002. Noninterest income for the nine months ended September 30, 2003 exceeded the budget by $19,000. Noninterest income consists of fees for the sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. Management has budgeted 2003 noninterest income to total $1,126,000. Amounts achieved through September 30, 2003 appear to be on target to substantially meet the budgeted amount.

Noninterest Expense

     Noninterest expense totaled approximately $2,010,000 for the first nine months of 2003. This amount was comprised of $863,000 for salaries and benefits, $279,000 for occupancy and equipment expense, $252,000 for data processing expense, approximately $120,000 for organizational and start-up costs for Peoples Bank of Scott County (in organization), and $496,000 for other expense items.

     Noninterest expense totaled approximately $1,760,000 for the first nine months of 2002. This amount was comprised of $851,000 for salaries and benefits, $269,000 for occupancy and equipment expense, $238,000 for data processing expense, and $403,000 for other expense items.

Provision for Loan Losses

     The provision for loan losses was approximately $120,000 for the nine months ended September 30, 2003. This was the result of net charge offs of $80,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was $15,000 less than the budgeted amount. Management anticipates the 2003 provision for loan loss expense to be lower than the 2002 expense of $288,000 on an annual basis.

     The provision for loan losses was approximately $220,000 for the nine months ended September 30, 2002. This was the result of net charge offs of $122,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was $60,000 more than the budgeted amount. Management anticipates the 2003 provision for loan loss expense to be lower than the 2002 expense of $288,000 on an annual basis.

Income Tax Expense

     The Bank's effective tax rate for the first nine months of 2003 and 2002 was 38% and 37%, respectively.

CAPITAL REQUIREMENTS
--------------------

     CFB's equity capital was approximately $4.7 million at September 30, 2003 compared to $4.5 million at year end 2002. This increase of approximately
$216,000 consists primarily of CFB's net income for the nine months ended September 30, 2003 of approximately $334,000, a net unrealized loss on available-for-sale securities of approximately $90,000, and retired stock at a cost of approximately $28,000. CFB is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and investment security repayments or sales of available for sale securities.

     During the nine month period ended September 30, 2003, CFB increased available for sale securities by approximately $200,000 from approximately $10.3 million at year end 2002 to approximately $10.5 million at September 30, 2003. Deposits increased approximately $2.5 million during the nine months ended September 30, 2003. CFB has $2.5 million in available federal funds lines and approximately $7.5 million in available borrowings from the Federal Home Loan Bank. Management believes that we have cash on hand and other funding sources adequate to fund operations for the next 12 months.

     CFB can also enter into repurchase agreement transactions should the need for additional liquidity arise. As of September 30, 2003, CFB had $382,000 in repurchase agreement balances outstanding.

     At September 30, 2003, CFB had capital of $4.7 million, or 6.92% of total assets as compared to $4.5 million, or 6.89% at December 31, 2002. CFB is subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets. At September 30, 2003, CFB exceeded the required capital levels.

     On April 14, 2003, CFB's Registration Statement on Form SB-2 became effective with the Securities and Exchange Commission. Pursuant to the
Registration Statement, CFB offered its shares of common stock to current shareholders of CFB and to the general public at a price of $24.00 per share. The offering terminated on September 10, 2003. No shares were sold because a sufficient number of subscriptions were not received in order to capitalize a proposed new bank. Had the offering been successful, we would have used the first $4,700,016 raised in the offering to capitalize Peoples Bank of Scott County, a new bank in organization that would have been a wholly-owned subsidiary of CFB.

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

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits:

          31.1 Certification of Billy M. Rice, President and Chief Executive Officer of CFB Bancshares, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Wendell S. Langley,  the Chief Financial Officer
               of  CFB  Bancshares,   Inc.,  Pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

          32.1 Certification of Billy M. Rice, President and Chief Executive Officer of CFB Bancshares, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Wendell S. Langley,  the Chief Financial Officer
               of  CFB  Bancshares,   Inc.,  Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

     There have been no Current Reports on Form 8-K filed during the three months ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CFB BANCSHARES, INC.
                                   (Registrant)

Date: November 12, 2003            /s/ Billy M. Rice
                                   --------------------------------------------
                                   Billy M. Rice, President and Chief Executive
                                   Officer (principal executive officer)


Date: November 12, 2003            /s/ Wendell S. Langley
                                   --------------------------------------------
                                   Wendell S. Langley, Chief Financial Officer