Form 10KSB
period 2003-12-31
CFB BANCSHARES INC
filed 2004-03-30
CIK 1213432

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                        Commission file number: 000-50242

                              CFB Bancshares, Inc.
                 (Name of small business issuer in its charter)

         TENNESSEE                                                62-1619339
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                                1015 Main Street
                            Wartburg, Tennessee 37887
              (Address of principal executive offices and zip code)

                    Issuer's telephone number (423) 346-2265

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The registrant's revenues for the twelve months ended December 31, 2003 were $5,018,228.

     The aggregate market value of the shares of common stock held by nonaffiliates of the registrant as of March 22, 2004 is approximately $5.4 million, based on an estimated market value of $22.00 per share, based on the last known transaction which occurred on March 1, 2004. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 22, 2004, Common Stock, $1.00 par value, 311,719 shares.

                    Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                                   ---   ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     CFB is a business corporation incorporated on August 28, 2002, under the laws of the State of Tennessee for the purpose of acquiring Citizens First Bank by means of a share exchange and becoming a registered bank holding company under the Federal Reserve Act. On May 23, 2002, the shareholders of Citizens First Bank approved a Plan of Share Exchange between CFB and Citizens First Bank whereby the common shares of Citizens First Bank were exchanged, on a one for one basis, for common shares of CFB. The exchange became effective on October 24, 2002. As a result, CFB has become the parent company of Citizens First Bank.

     Citizens First Bank commenced operations as a state chartered bank on February 10, 1997. Citizens First Bank, with total assets of approximately $71.2 million at December 31, 2003 has its main office at 1015 Main Street, Wartburg, Morgan County and a branch location at 105 Gail Lane, Oliver Springs, Anderson County, Tennessee. Citizens First Bank's deposit accounts are insured by the FDIC, up to the maximum applicable limits.

     Our customer base consists primarily of small to medium-sized business retailers, manufacturers, distributors, contractors, professionals, service businesses and local residents. We offer a full range of competitive retail and commercial banking services. The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits, automated teller machines, and retirement accounts. Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit. We also offer safe deposit boxes of various sizes. We issue VISA and MasterCard credit cards and are a merchant depository for cardholder drafts under both types of credit cards. We offer our customers drive-through banking services at both offices. We have trust powers but do not currently have a trust department.

     We are subject to the regulatory authority of the Tennessee Department of Financial Institutions, the FDIC and the Federal Reserve.

     Our principal executive offices are located at 1015 Main Street, Wartburg, Tennessee 37887 and our telephone number is (423) 346-2265.

Market Area and Competition

     Citizen First Bank's primary service area encompasses Morgan County, Anderson and Roane Counties, Tennessee. We compete with other commercial banks, savings and loan associations, credit unions and finance companies operating in these counties and elsewhere. Two other commercial banks are doing business in Morgan County, nine in Anderson County, six in Roane County, and two in Scott County. We are subject to substantial competition in all aspects of our business. Intense competition for loans and deposits comes from other financial institutions in the market area. In certain aspects of our business, we also compete with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction as us and some of which have financial resources greater than ours. Our future success will depend primarily upon the difference between the cost of our borrowing (primarily interest paid on deposits) and income from operations (primarily interest or fees earned on loans and investments). We compete for funds with other institutions, which, in most cases, are significantly larger and are able to provide a greater variety of services than we and thus may obtain deposits at lower rates of interest.

     Overall, most of our business is dependent on the competition and the economy of Morgan County, Tennessee. Two commercial banks and one savings institution serve Morgan County with total deposits of $117 million as of June 30, 2003. There is one small loan company located in Morgan County. No other financial institutions are located in Morgan County.

     Morgan County is located in Northeastern Tennessee on the eastern edge of the Cumberland Plateau. Morgan County has a population of 19,500 according to the 2000 census and reflected about a 10% growth in population over the 1990 census. Wartburg is the largest city of Morgan County with a population of approximately 1,100. Family income levels are below the national and state average and unemployment rates are above the national and state average. The unemployment rate was 10.6% for Morgan County at year end 2003.

Morgan County has a civilian labor force of 6,520 and has limited industry. The largest employer of Morgan County is the State of Tennessee at the Brushy Mountain Prison Complex, employing approximately 600 people. Morgan County has abundant natural resources that include timber, oil, coal and natural gas. Timber has traditionally been a major economic activity in Morgan County because of the mixture of hardwood and softwood forests. Over 75% of Morgan County is in forests. Although coal production decreased dramatically during the 1980's, Morgan County still has large coal reserves. Tourism plays a large part of the economy in Morgan County. Morgan County is home to The Big South Fork National Recreation Area, Obed Wild and Scenic River Park, Frozen Head Park, Historic Rugby, Catoosa Wildlife Management area and The Lone Mountain State Forest. The Cumberland Trail State Park also crosses through Morgan County.

Employees

     At December 31, 2003, we employed 30 persons on a full-time basis, and 5 persons on a part-time basis. Our employees are not represented by any union or other collective bargaining agreement and we believe its employee relations are satisfactory.

Loan Activities

     General.

     Our primary business emphasis is on making residential real estate, consumer, commercial business and commercial real estate loans. As of December 31, 2003, the loan portfolio (gross loans less unearned income) totaled $51.7 million, or 72.6% of total assets.

     Loan Underwriting.

     Loan activities are subject to underwriting standards and loan origination procedures prescribed by the board of directors and management. Loan applications are obtained to determine the borrower's ability to repay. The more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Our loan policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the board of directors.

     Loans are approved at various management levels up to and including a committee of the board of directors, depending on the amount of the loan. Loan approvals are made in accordance with delegated authority approved by the board of directors. Generally loans less than $25,000 are approved by certain authorized officers. The president has individual loan authority up to $75,000. Generally, loans or loan relationships over $75,000 require approval by a committee of the board of directors.

     General Loan Policies.

     For real estate loans our policy is to have a valid mortgage lien on real estate securing a loan. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.


     We are permitted to lend up to 90% of the appraised value of the real property securing a mortgage loan. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 80% of the collateral, including the amount of the first mortgage. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 80% of the appraised value of the property on an "as completed" basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate.

     The maximum amount which we could have loaned to one borrower and the borrower's related entities as of December 31, 2003, was approximately $1.6 million. Our largest loan relationship with a single borrower is $903,000 secured by commercial real estate, which was made prior to December 31, 2003.

     Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Residential Real Estate Loans.

     We currently originate fixed-rate residential mortgage loans and adjustable rate mortgage loans for terms of up to 30 years. As of December 31, 2003, $21.6 million or 41.8% of the total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, approximately $9.3 million, of these loans were adjustable rate mortgage loans.

     Consumer Loans.

     We make various types of consumer loans, including automobile and boat loans and home equity loans. We originate consumer loans to provide a range of financial services to customers and to create stronger ties to our customers. In addition, the shorter term and normally higher interest rates on these loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. As of December 31, 2003, consumer loans amounted to $10.9 million, or 21.1% of the total loan portfolio.

     Commercial Business Loans.

     Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2003, the largest commercial loan was $400,000 secured by accounts receivables. As of December 31, 2003, we had $6.5 million in commercial loans, which was 12.6% of the total loan portfolio.

     Commercial Real Estate Loans.

     Commercial real estate loans are secured primarily by office, industrial and retail business properties located in Morgan, Anderson, Knox and Roane Counties. These types of loans amounted to $6.9 million or 13.3% of the total loan portfolio as of December 31, 2003. Commercial real estate loans typically may be amortized for up to 20 years, but frequently mature in three to five years. We generally do not offer commercial real estate or multi-family real estate loans with a fixed interest rate exceeding five years.

     Commercial real estate loans are originated with a loan-to-value ratio generally not exceeding 75%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2003, the largest commercial real estate loan was approximately $903,000 secured by property located in Scott County, Tennessee.

     Income from Loan Activities.

     Fees are earned in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to loans. Income from these activities varies from period to period with the volume and type of loans originated which in turn is dependent upon prevailing interest rates and their effect on the demand for loans in our primary service area.

     Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. We do not originate and retain a significant amount of long term mortgage loans. In addition, the fees we charge for the few long term mortgage loans we do originate and retain are equivalent to the costs incurred to make the loans. Accordingly, we do not defer any loan fees net of estimated costs associated with our long term mortgage lending.

     Nonperforming Loans and Real Estate Owned.

     When a borrower fails to make a required payment on a loan, our loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default. We will then attempt to negotiate with the delinquent borrower to establish a satisfactory solution. Steps taken range from working out a reasonable payment agreement to foreclosure.

     A loan is generally placed on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

     If foreclosure is required, when completed, the property is sold at a public auction in which we will generally participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in the foreclosed real estate account until it is sold. We are permitted under federal regulations to finance sales of foreclosed real estate by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

Supervision and Regulation

     Citizens First Bank is a Tennessee state-chartered bank subject to the regulations of and supervision by the FDIC as well as the Department of Financial Institutions, Tennessee's state banking authority. Citizens First Bank is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

     CFB is regulated by the Federal Reserve under the Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve before:

     -    acquiring more than 5% of the voting shares of any bank, or

     -    acquiring all or substantially all of the assets of a bank, and

     -    before merging or consolidating with another bank holding company.

The Federal Reserve has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, we may be required to provide financial support for a subsidiary bank, such as Citizens First Bank, at a time when, in the absence of such Federal Reserve policy, we may not deem it advisable to provide this assistance.

     A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are some activities which have been identified by the Federal Reserve to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

     As a bank holding company, we are required to file with the Federal Reserve an annual report of our operations at the end of each fiscal year and other additional information as the Federal Reserve may require under the Bank Holding Company Act. The Federal Reserve may also examine us and each of our subsidiaries.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the Tennessee legislature and before various bank regulatory and other professional agencies. The likelihood of any major legislative changes and the impact such changes might have on Citizens First Bank are impossible to predict.

State Regulation of Banks.

     Tennessee state chartered banks are subject to primary supervision, periodic examination and regulation by the Commissioner of the Department of Financial Institutions and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance. The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of March 22, 2004, Citizens First Bank is not the subject of any of these actions by the FDIC or the Commissioner.

     The deposits of Citizens First Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the banks pay a semiannual statutory assessment. Although Citizens First Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve.

     Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of banks. State and federal statutes and regulations relate to many aspects of a bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, a bank is required to maintain certain levels of capital.

FDICIA.

     The Federal Deposit Insurance Corporation Improvement Act of 1991, which we refer to as "FDICIA," substantially revised the depository institution regulatory and funding provisions of the FDIC and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

     We believe that at December 31, 2003 and December 31, 2002, Citizens First Bank was well capitalized under the criteria discussed above.

     FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, beginning in 1995 termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

     Various  other  legislation,   including   proposals  to  revise  the  bank
regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress.

FDIC Insurance Premiums.

     Citizens First Bank is required to pay semiannual FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially range from $0.00 to $0.27 for every $100 of deposits. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroup within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, or other information relevant to the institution's financial condition and on the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. Citizens First Bank paid $9,493 in premiums for the insurance of its deposits in 2003 and $9,008 in 2002.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Effect of Governmental Policies.

     Citizens First Bank is affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

     The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or our business and earnings or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

     The  Gramm-Leach-Bliley  Financial  Modernization  Act of 1999 permits bank holding companies meeting certain management, capital, and community reinvestment act standards to engage in a substantially broader range of non-banking activities than permitted previously, including insurance underwriting and merchant banking activities. The Act repeals sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The Act authorizes financial holding companies, permitting banks to be owned by security firms, insurance companies and merchant banking companies and visa-versa. Some of these affiliations are also permissible for bank subsidiaries. The Act gives the Federal Reserve Board authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities.

     The Gramm-Leach-Bliley Financial Modernization Act also modifies financial privacy and community reinvestment laws. The new financial privacy provisions generally prohibit financial institutions such as Citizens First Bank from disclosing non-public personal financial information to third parties unless customers have the opportunity to opt out of the disclosure. The Act also magnifies the consequences of a bank receiving a less than a satisfactory community reinvestment act rating, by freezing new activities until the institution achieves a better community reinvestment act rating.

     Bills are pending before the United States Congress and the Tennessee General Assembly which could affect our business, and other similar bills may be introduced in the future. We cannot predict whether or in what form any of these proposals will be adopted or the extent to which our business may be affected thereby.

                             Selected Financial Data

     The following table presents a summary of CFB's selected consolidated financial information at or for the years ended December 31, 2003 and 2002. The financial information should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this prospectus.

                                                                           Year ended                      Year ended
Statement of Income Summary                                                December 31, 2003           December 31, 2002
                                                                    --------------------------------------------------------

Interest income.....................................................              $ 3,821,378            $ 3,860,504
Interest expense....................................................              $ 1,342,261            $ 1,722,612
Net interest income.................................................              $ 2,479,117            $ 2,137,892
Provision for loan losses...........................................              $   163,327            $   288,068
Net interest income after provision for loan losses.................              $ 2,315,790            $ 1,849,824
Noninterest income..................................................              $ 1,196,850            $ 1,005,460
Noninterest expense.................................................              $ 2,739,303            $ 2,418,605
Net income (loss)...................................................              $   475,748            $   288,916
Per Share Data
Net income (1)......................................................              $      1.35            $      0.82
Book value (2)......................................................              $     13.84            $     12.66
Actual number of shares outstanding.................................                  352,654                353,904
Statement of Condition Summary
Cash and cash equivalents...........................................              $ 4,725,883            $ 5,844,554
Interest-bearing deposits in other banks............................              $   497,267            $   694,051
Investment securities available for sale, at fair value.............              $11,103,951            $10,305,362
Total loans.........................................................              $51,722,767            $44,774,035
Allowance for loan losses...........................................              $   507,319            $   482,539
Premises and equipment, net.........................................              $ 2,954,117            $ 3,129,520
Other assets........................................................              $   722,798            $   775,276
Total assets........................................................              $71,219,464            $65,040,259
Total deposits......................................................              $63,108,294            $59,802,295
Other liabilities...................................................              $ 3,230,959            $   755,894
Total shareholders' equity..........................................              $ 4,880,211            $ 4,482,070

                                                                           Year Ended              Year Ended
                                                                           December 31, 2003       December 31, 2002
                                                                           ------------------      -----------------
Selected Performance Ratios
Return on average assets............................................                    0.70%                  0.46%
Return on average equity............................................                   10.12%                  6.67%
Net interest margin.................................................                    4.00%                  3.78%
Average net loans as a percent of average deposits..................                   75.80%                 75.84%
Selected Asset Quality Ratios
Nonperforming assets to total assets................................                    0.94%                  0.99%
Nonperforming loans to total loans..................................                    1.03%                  1.05%
Net loan charge-offs to average loans...............................                    0.29%                  0.45%
Allowance for loan losses to total loans............................                    0.98%                  1.08%
Allowance for loan losses to nonperforming loans....................                   95.18%                 103.2%
Capital Ratios (3)
Leverage............................................................                    8.30%                  6.86%
Tier 1 risk-based...................................................                   11.69%                 10.33%
Total risk-based....................................................                   12.72%                 11.46%

------------------------
     (1) These figures represent the net income divided by the weighted average number of shares outstanding for the respective period.
     (2) These figures represent CFB's total shareholders' equity divided by the number of shares of common stock issued and outstanding.
     (3) The Risk-Based and Leverage Capital ratios are described in the section entitled "Capital Adequacy."

                                Financial Tables

Net Interest Income

         The following table sets forth weighted average yields we earned on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and some other information:

                                                        2003                               2002
                                          --------------------------------------------------------------------
(Fully taxable equivalent)                             Interest    Average               Interest   Average
(Dollars in thousands except                Average     Income/    Yields/    Average    Income/    Yields/
for per share data)                          Balance       Expense  Rate (%)   Balance     Expense   Rate (%)
                                          ----------- ---------------------- ---------   --------------------

Assets:
Interest-earning assets:

Loans net of unearned income.............     $47,791      $3,485       7.29    $43,329     $3,454       7.97
U.S. Treasury, government agencies,
  and state/local obligations............      10,706         285       2.66      9,248        341       3.69
FHLB stock...............................         248          10       4.03        218         10       4.59
Bankers Bank stock.......................          78           1       1.28         78          1       1.28
Other equity securities..................         120           2       1.67         96          1       1.04
Interest-bearing deposits in other banks.         768          13       1.69         77          1       1.30
Federal funds sold.......................       2,226          25       1.12      3,520         54       1.53
                                              -------          --               -------         --
   Total interest-earning
     assets/interest income..............      61,937       3,821       6.17     56,566      3,862       6.83
Cash and due from banks..................       2,742          --         --      2,314         --         --
Other assets.............................       3,882          --         --      3,654         --         --
Allowance for loan losses................       (488)          --         --      (428)         --         --
                                              -------          --               -------     ------         --
    Total................................     $68,073      $3,821       5.61    $62,106     $3,862       6.22
                                              =======      ======               =======     ======

Liabilities and stockholders' equity

Interest-bearing liabilities:

Demand deposits..........................     $17,061      $  205       1.20    $15,433     $  313       2.03
Savings..................................       5,563          96       1.73      3,713         78       2.10
Time certificates........................      31,467       1,031       3.28     31,684      1,323       4.18
FHLB Advances                                      60           2       3.33         --         --         --
Trust Preferred Debt                               77           3       3.90         --         --         --
Repurchase agreements....................         381           5       1.31        374          9       2.41
                                                  ---           -                   ---     ------          -
   Total interest-bearing
     liabilities/interest expense........      54,609       1,342       2.46     51,204      1,723       3.36
Non-interest bearing demand deposits.....       8,316          --         --      6,305         --         --
Other liabilities........................         446          --         --        261         --         --
Shareholders' equity.....................       4,702          --         --      4,336         --         --
                                                -----          --                 -----     ------         --
  Total..................................     $68,073      $1,342       1.97    $62,106     $1,723       2.77
                                              =======      ======               =======     ======
Net interest earnings....................          --      $2,479         --         --     $2,139         --
Net interest on interest-earning assets..          --          --       4.00         --         --       3.78

Return on average assets.................          --          --       0.70         --         --       0.46
Return on average equity.................          --          --      10.12         --         --       6.67
Cash dividends declared..................          --          --         --         --        $35         --
Dividend payout ratio....................          --          --         --         --         --      11.24


     The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:


                                                                December 31, 2003                 December 31, 2002
                                                                      versus                            versus
                                                                December 31, 2002                 December 31, 2001
                                                               Increase (Decrease)               Increase (Decrease)
                                                                     Change Due to: (1)               Change Due to: (1)
                                                        ---------------------------------- -----------------------------

(Dollars in Thousands)                                     Volume         Rate     Total      Volume          Rate  Total
                                                        ----------- --------------------   -----------  -----------------

Increase (decrease) in (2):
Loans, net of unearned income.........................        $ 340     $(309)       $ 31         $522     $(495)    $ 27
U.S. Treasury, government agency, and state/local
  obligations.........................................           49      (105)        (56)          65      (149)     (84)
Equity securities.....................................            2        (1)           1           6        (6)       0
Interest-bearing deposits in other banks..............           12          0          12           1          0       1
Federal funds sold....................................         (22)        (7)        (29)          23       (84)     (61)
                                                               ----        ---        ----          --       ----     ----
         Total interest income........................          381      (422)        (41)         617      (734)    (117)
                                                                ---      -----        ----         ---      -----    -----

Increase (decrease) in (2):
Demand deposits.......................................           30      (138)       (108)          79      (156)     (77)
Savings deposits......................................           34       (16)          18          27       (12)      15
Time certificates.....................................           (9)     (283)       (292)         224      (508)    (284)
FHLB Advances.........................................            2         0           2
                                                                  -         -           -
Trust Preferred Debt..................................            3         0           3
                                                                  -         -           -
Repurchase agreements.................................            0        (4)         (4)           0        (4)      (4)
                                                                  -        ---         ---           -        ---      ---
         Total interest expense.......................           60      (441)       (381)         330      (680)    (350)
                                                                 --      -----       -----         ---      -----    -----

Increase (decrease) in net interest income............        $ 321     $   19       $ 340        $287      $(54)    $233
                                                              =====     ======       =====        ====      =====    =====

     (1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change equals change in volume times prior year rate. Rate Change equals change in rate times prior year volume. The Rate/Volume Change equals the change in volume times the change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of these components bears to the absolute value of their total.

     (2) For purposes of this schedule, non-accruing loans are included in the average balances and tax exempt income is reflected on a tax equivalent basis. Loan fees included in interest income are not material to the presentation.

Liability and Asset Management

     The matching of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

     Our board of directors and Wendell S. Langley act as the asset/liability committee. The committee is charged with monitoring our liquidity and funds position. The committee regularly reviews (a) the rate sensitivity position on a three-month, six-month, and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.

     We use Finser Capital Corporation's IRR Solutions as an asset/liability management model. We estimate the impact of a 100 basis point decrease in rates to have little or no effect on net interest income and a 100 basis point increase would have a positive inpact on net interest income of approximately $60,000. The current level of interest rate risk can also be inferred from maturity and repricing data. At December 31, 2003, we had a negative cumulative repricing gap within one year of approximately $19.3 million, or approximately 29.7% of total earning assets. This negative repricing gap indicates that our future earnings may be materially adversely impacted by a rise in market interest rates, as occurred in early 1995, and such impact would primarily be felt in the twelve month period after such a rise in rates.

     The following table represents an interest sensitivity profile as of December 31, 2003 and 2002. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.

                                                                   December 31, 2003
                                                   After 3 months      After 12
                                       Within        Within 12          months
                                       3 months        months       Within 5 years    After 5 years       Total
                                     ----------- ----------------   --------------    -------------  ----------

(Dollars in thousands)
Earning assets:
Loans..............................       $9,557        $12,022        $14,016          $16,128        $51,723
Investment securities:
     Available for sale............        2,168            777          5,383            2,776         11,104
Interest-bearing deposits in other
  banks............................          100            397             --               --            497
Federal funds sold.................        1,866             --             --               --          1,866
                                           -----             --             --               --          -----
         Total earning assets......       13,691         13,196         19,399           18,904         65,190
                                          ------         ------         ------           ------         ------

Interest-bearing liabilities:
Repurchase agreements.............           384             --             --               --            384
FHLB Advances.....................             1              3             19              317            340
Trust Preferred Debt.................         --             --             --            2,000          2,000
Interest-bearing deposits..........       31,278         14,585          8,950               --         54,813
                                          ------         ------          -----               --         ------
         Total interest-bearing
         liabilities                      31,663         14,588          8,969            2,317         57,537
                                          ------         ------         ------           ------         ------
Net repricing gap..................      (17,972)        (1,392)        10,430           16,587          7,653
                                         ========        =======        ======           ======         ======
Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets..........      -131.27%        -10.55%          53.77%           87.74%
Cumulative gap.....................      (17,972)       (19,364)         (8,934)           7,653
Cumulative gap as a percentage of
  total earning assets.............       -27.57%        -29.70%         -13.70%           11.74%


                                                                  December 31, 2002
                                                     After 3 months       After 12
                                          Within         Within 12         months          After 5
                                         3 months         months        Within 5 years       years        Total
                                        ----------  ----------------   ---------------  -------------  ---------

(Dollars in thousands)
Earning assets:
Loans..............................    $   8,461       $  10,816        $  13,747        $11,751        $44,775
Investment securities:
     Available for sale............        2,593           1,812            1,274          4,626         10,305
Federal funds sold.................
                                             299             395               --             --            694
         Total earning assets......        3,369              --               --             --          3,369
                                           -----          ------           ------         ------         ------
                                          14,722          13,023           15,021         16,377         59,143
                                          ------          ------           ------         ------         ------
Interest-bearing liabilities:
Repurchase agreements.............
Interest-bearing deposits..........          378              --               --             --            378
         Total interest-bearing           30,836         12,368             9,524             --         52,728
                                          ------         ------             -----             --         ------
         liabilities
Net repricing gap..................       31,214          12,368            9,524             --         53,106
                                          ------          ------            -----             --         ------
Rate sensitivity gap:                  $(16,492)            $655           $5,497        $16,377        $ 6,037
                                       =========            ====           ======        =======         ======

Net repricing gap as a percentage
  of total earning assets..........
Cumulative gap.....................      -27.88%           1.11%            9.29%         27.69%
Cumulative gap as a percentage of      $(16,492)       $(15,837)        $(10,340)         $6,037
  total earning assets.............
                                         -27.88%         -26.78%          -17.48%         10.21%


Management has made the following assumptions in the above analysis:

(a) Assets and liabilities are generally assigned to a period based upon their earliest repricing period when the repricing is less than the contractual maturity.
(b)  Nonaccrual loans are included in the loan category.
(c) Investment securities available for sale are scheduled according to the earlier of their contractual maturities or earliest repricing dates; however, the maturities of callable agency securities are scheduled according to their call dates when valued at a premium to par.
(d) Money market deposits and savings deposits that have no contractual maturities are scheduled in the within 3 months category.

Deposits

     Our primary sources of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2003 and 2002.


                                                                                      December       December
                                                                                      31, 2003       31, 2002
                                                                                     ---------       --------
(In Thousands)
Non interest-bearing deposits:
Individuals, partnerships and corporations.......................                       $7,583         $6,895
Certified and official checks....................................                           11             15
U.S. Government and State and Political Subdivisions in U.S......                          702            165
                                                                                           ---            ---
  Total non interest-bearing deposits............................                        8,296          7,075
                                                                                         -----          -----

Interest-bearing deposits:
Interest-bearing demand accounts.................................                       15,638         15,939
Savings accounts.................................................                        6,302          4,534
Certificates of deposit, less than $100,000......................                       22,026         22,330
Certificates of deposit, greater than $100,000...................                       10,846          9,924
                                                                                        ------          -----
  Total interest-bearing deposits................................                       54,812         52,727
                                                                                        ------         ------

  Total deposits.................................................                       63,108         59,802
                                                                                        ======         ======

     The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods as indicated:

                                                                                       December 31,
                                                                                   2003                 2002
                                                                          --------------------    -----------------

(In Thousands)
Non interest-bearing deposits.......................................        $ 8,316         --    $ 6,305        --
Savings deposits....................................................          5,563       1.7%      3,713      2.1%
Time certificates...................................................         31,467       3.3%     31,684      4.2%
Interest-bearing demand deposits....................................         17,061       1.2%     15,433      2.0%
                                                                             ------                ------
         Total deposits.............................................        $62,407               $57,135
                                                                            =======               =======

     At December 31, 2003 and 2002, time deposits greater than $100,000 aggregated approximately $10.8 million and $9.9 million, respectively. The following table indicates, as of December 31, 2003 and 2002, the dollar amount of $100,000 or more deposits by the time remaining until maturity:

                                         2003                                   2002
                     ---------------------------------------         --------------------------------------
                                          1 Year                                              1 Year
                     3 Months     3 to 12  through                    3 Months    3 to 12    through
                      or less     Months   5 years          Total     or  less      Months   5 years    Total
                    ---------- ----------- -------    -------------  ---------    --------   -------    -----

(In Thousands)
Time certificates       $2,951      $5,152     $2,743    $10,846       $3,265     $2,388     $4,271    $9,924

Assets

     Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our interest earning assets by category at December 31, 2003 and 2002.



                                               December       December
                                               31, 2003       31, 2002
                                          --------------    ------------
(In Thousands)
Investment securities
 Available for sale........................    $11,104       $10,305
Federal funds sold.........................      1,866         3,369
Loans: Real estate.........................     33,902        28,139
 Commercial and other......................     17,821        16,636
  Total loans..............................     51,723        44,775
 Less unearned income......................         --             1
                                                    --             -
 Loans, net of unearned income.............     51,723        44,774
                                                ------        ------
Interest earning assets ...................     64,693       $58,448
                                                ======       =======

Investment Portfolio

     At year-end 2003, obligations of the U.S. Government or its agencies represented 80% of the investment portfolio. The following table presents the composition of the carrying value of our investment portfolio at December 31, 2003 and 2002.


                                                      December       December
                                                      31, 2003       31, 2002
                                                      --------       --------
(In Thousands)
Available for sale:
Obligations of U.S. Government and agencies.           $ 8,889      $9,358
Obligations of states and political subdivisions         1,356         306
Corporate bonds.............................               408         200
FHLB stock..................................               252         242
Bankers Bank stock..........................                78          79
Other equity securities.....................               120         120
                                                           ---         ---
Total.......................................           $11,104     $10,305
                                                       =======     =======

     The following table presents the maturity distribution of the amortized cost and estimated market value of our investment portfolio at December 31, 2003 and 2002. The weighted average yields on these instruments are presented based on final maturity.


                                                                2003                                    2002
                                                ------------------------------------     ------------------------------------
                                                             Estimated     Weighted                    Estimated    Weighted
                                                Amortized      Market       Average      Amortized       Market      Average
                                                  Cost         Value        Yield          Cost          Value        Yield
                                                ---------    ---------     --------      ---------     ---------    ---------

(Dollars in Thousands)
Available for sale:
Obligations of U.S.
  Government and Agencies:
    Due within 1 year                            $1,502        $1,501      0.76%         $3,487        $3,490         1.61%
    Due after 1 year but within 5 years           4,224         4,197      2.54%          1,181         1,188         3.36%
    Due after 5 years..................           3,169         3,191      4.19%          4,604         4,680         3.84%
Obligations of State and Political
Subdivision:
    Due within 1 year                               240           240      1.08%              0             0            --
    Due after 1 year but within 5 years             658           660      1.70%              0             0            --
    Due after 5 years                               449           457      2.08%            303           306         3.03%
 Corporate bonds:
    Due within 1 year                               100           102      6.84%              0             0            --
    Due after 1 year but within 5 years             102           106      6.15%              0             0            --
    Due after 5 years..................             200           200      1.33%            200           200         1.57%
FHLB Stock                                          252           252         --            242           242            --
Bankers Bank Stock                                   78            78         --             79            79            --
Other equity securities                             120           120         --            120           120            --
                                                    ---           ---                       ---           ---
        Total..........................         $11,094       $11,104                   $10,216       $10,305
                                                =======       =======                   =======       =======

Investment Policy

     The objective of our investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for us, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure. In doing so, we balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of our deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various public entities with their financing needs. Billy M. Rice and Wendell S. Langley are authorized to execute security transactions for the investment portfolio based on the decisions of the investment committee. Our board of directors acts as the investment committee and has full authority over the investment portfolio and makes decisions on purchases and sales of securities. All the investment transactions occurring since the previous board of directors' meeting are reviewed by the board at its next monthly meeting, and the entire portfolio is reviewed on a semi-annual basis. The investment policy allows portfolio holdings to include short-term securities purchased to provide needed liquidity and longer term securities purchased to generate level income over periods of interest rate fluctuations.

     Our investment securities portfolio of $11.1 million at December 31, 2003 and $10.3 million at December 31, 2002, consisted of securities available for sale which are carried at estimated market value.

Loan Portfolio

     Total loans of $51.7 million at December 31, 2003, reflected an increase of $6.9 million compared to total loans for the year ended December 31, 2002. Residential real estate loans, which historically have had low loss experience, increased $1 million or 4.9%. Construction and land development loans, loans secured by farmland and commercial real estate loans increased by $4.8 million or 63.3%. Commercial and industrial loans and agricultural loans increased by $1.2 million or 20.9%. These types of loans carry a higher level of risk in that the borrowers' ability to repay may be affected by local economic trends. Installment and other consumer loans increased by $130,000 or 1.2%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Morgan, Anderson and surrounding counties, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions. The following table sets forth the composition of our loan portfolio at December 31, 2003 and 2002.

                                                        December      December
                                                        31, 2003      31, 2002
                                                        ---------     ---------
(In Thousands)
Real estate loans:
  Construction and land development...............       $4,492         $1,391
  Secured by farmland and improvements............          916            259
  Secured by residential properties...............       21,628         20,623
  Commercial real estate loans....................        6,866          5,866
                                                         ------         ------
     Total real estate loans......................       33,902         28,139
                                                         ------         ------
Loans to farmers..................................          243            114
Commercial and industrial loans...................        6,482          5,450
Installment loans.................................       10,720         10,590
Other consumer loans..............................          136            145
All other loans...................................          240            337
                                                        -------        -------
     Total loans..................................      $51,723        $44,775
                                                        =======        =======

     The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year.

                                                                           December 31, 2003
                                                    -------------------------------------------------------------
                                                                            Maturity Range
                                                    -------------------------------------------------------------
                                                    One Year        One Through           Over
(In Thousands)                                       or Less         Five Years        Five Years         Total
                                                     -------         ----------        ----------         -----

Closed-end loans secured by first lien on 1- 4
  family properties................                   $5,226            $3,839           $10,961          $20,026
All other loans....................                   16,353            10,176             5,168          $31,697
                                                      ------            ------             -----          -------

  Total loans......................                  $21,579           $14,015           $16,129          $51,723
                                                     =======           =======           =======          =======


     The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is set forth below.

     Closed-end loans secured by first lien on 1-4 family properties maturing after one year as of December 31, 2003 (in thousands):

             Fixed rate..............................           $5,517
             Floating rate...........................            9,283
                                                                 -----

             Other loans maturing after one year:

             Fixed rate..............................            7,037
             Floating rate...........................            8,307
                                                                 -----

             Total loans maturing after one year.....          $30,144
                                                               =======

Loan Policy

     All of our lending activities are under the direct supervision and control of the loan committee, which consists of directors Billy M. Rice, Samuel L. Hull, Clyde Darnell, David Goodman, James F. Wilson, C.H. Smith and Steven N. Smith. The loan committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. Our established maximum loan volume to deposits is 90%. The loan portfolio consists primarily of real estate, commercial, farming and installment loans. Commercial loans consist of either real estate loans or term loans. Maturity of term loans is normally limited to five to seven years. Conventional real estate loans may be made up to 80% of the appraised value or purchase cost of the real estate for no more than a thirty-year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

     The board of directors at its regularly scheduled meetings approves loans of $200,000 or more and reviews all new loans made the preceding month. Loans which are 30 days or more past due are reviewed monthly.

     Management periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. Our policy is to classify as nonaccrual any loan on which payment of principal or interest is 90 days or more past due except where there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. Management defines "in the process of collection" as that point where the customer has agreed to an accelerated repayment plan to bring the loan current, which definition is in accordance with generally accepted accounting principles, which we refer to as "GAAP," but is not in accordance with such definition as contained in Banking Bulletin 91-19. No concessions are granted and late fees are collected. In addition, a loan will be classified as nonaccrual if, in the opinion of the management, based upon a review of the borrower's or guarantor's financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

     When a loan is classified as nonaccrual, any unpaid interest is reversed against current income. Interest is included in income thereafter only to the extent received in cash. The loan remains in a nonaccrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal or interest on a nonaccrual loan is brought current, if in management's opinion future payments are questionable, the loan would remain classified as nonaccrual. After a nonaccrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and lastly to income.

     All loans that are classified as nonaccrual are reviewed individually by management, except for consumer installment loans. The large number of consumer installment loans and the relatively small dollar amount of each makes an individual review impracticable. It is our policy to charge off any consumer installment loan which is past due 90 days or more.

     In addition, mortgage loans secured by real estate are placed on nonaccrual status when the mortgagor is in bankruptcy, or foreclosure proceedings are instituted. Any accrued interest receivable remains an obligation of the borrower.

     Our underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans. We require our loan officers and loan committee to consider the borrower's character, the borrower's financial condition as reflected in current financial statements, the borrower's management capability, the borrower's industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or committee must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

Credit Risk Management and Reserve for Loan Losses

     Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of our business. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.

         Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies. To effectuate this policy, we make commercial real estate and farming loans with one year or less fixed maturity.

     Management regularly reviews the loan portfolio and determines the amount of loans to be charged-off. In addition, management considers factors such as our previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. These agencies may require us to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

     The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $507,000 at year end 2003, or 0.98% of loans outstanding, net of unearned income, compared to $483,000 or 1.08% at year end 2002.

     The following table presents data related to our reserve for loan losses for the years ended December 31, 2003 and 2002.


                                                         2003          2002
                                                        --------      ------
(Dollars In Thousands)

Balance at beginning of period.....................       $483        $388
Charge offs:
  Commercial, financial and agricultural...........        (40)        (30)
  Real estate mortgage.............................         --         (24)
  Installment loans to individuals.................       (111)       (151)
                                                        -------       -----

Recoveries:
  Commercial, financial and agricultural...........          5           --
  Real estate mortgage.............................         --           --
  Installment loans to individuals.................          7           12
                                                             -           --

Net charge offs....................................       (139)       (193)
Additions to reserve charged to operations.........        163         288
                                                           ---         ---
Balance at end of period...........................       $507        $483
                                                          ====        ====

Ratio of net charge offs during the period to
average loans outstanding during the period........       0.29%       0.45%

Average allowance for loan losses to average
total loans........................................       1.02%       0.99%

     At December 31, 2003 and 2002, the allowance for loan losses was allocated as follows (dollars in thousands):

                                                                2003                                 2002
                                                 ----------------------------------     ---------------------------
                                                                                                   Percent of loans
                                                                Percent of loans in                       in
                                                                   each category                     each category
                                                 Amount           to total loans         Amount      to total loans
                                                 --------       -------------------     --------    ---------------

Commercial, financial and agricultural.........          $50            13%               $ 48           12%
Real estate mortgage...........................          254            66%                242           63%
Installment loans to individuals...............          203            21%                193           25%
                                                         ---            ---                ---           ---
   Total.......................................         $507           100%               $483           100%
                                                        ====           ====               ====           ====

     The allocation of the allowance is presented based in part on evaluations of past history and composition of the loan portfolio. Since these factors are subject to change, the current allocation of the allowance is not necessarily indicative of the breakdown of future losses.

     The following table sets forth information with respect to nonperforming loans of CFB on the dates indicated. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on nonaccrual status. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on these loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on these loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on these loans in accordance with the new terms.

Nonperforming assets (Dollars in thousands):

                                                                                         December 31,
                                                                                  ------------------------
                                                                                   2003               2002
                                                                                  -------           ------

Nonaccrual loans...............................................................       $391           $265
Restructured loans.............................................................         --             --
Other loans past due 90 days or more as to principal or interest payments......        142           $203
Nonperforming loans as a percentage of net loans before allowance for loan losses     1.03%          1.05%
Allowance for loan losses as a percentage of nonperforming loans...............       95.1%         103.2%

Capital Resources/Liquidity

     Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. Our liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

     Although we have no formal liquidity policy, in the opinion of management, our liquidity levels are considered adequate. We are subject to general FDIC guidelines which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

     The following table sets forth liquidity ratios for the periods indicated:


                                                  2003              2002
                                            ------------------------------
Average loans to average deposits......            76%               76%

Impact of Inflation and Changing Prices

     The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. The impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Capital Adequacy

     Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. The objective of our management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

     The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, some off-balance sheet activities such as loan commitments.

     The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common stockholders' equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leveraged computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

     CFB's capital ratios are set forth below.

                                                                                    December 31,
                                                                                  2003         2002
                                                                                --------     -------

(Dollars in Thousands)
Capital:
Tier I capital:
         Stockholders' common equity.....................................         $5,793     $4,466
         Less unrealized gain (loss) on securities ......................              7         55
         Less disallowed intangibles.....................................             --         --
                                                                                      --         --
                  Total Tier I capital...................................          5,786      4,411
Tier II capital:
         Qualifying allowance for loan losses............................            507        483
                                                                                     ---        ---
                  Total capital..........................................         $6,293     $4,894
                                                                                  ======     ======
Risk-adjusted assets.....................................................        $49,484    $42,804
Quarterly average assets.................................................        $69,671    $64,327
Ratios:
Tier I capital to risk-adjusted assets...................................          11.7%      10.3%
Tier II capital to risk-adjusted assets..................................           1.0%       1.2%
Total capital to risk-adjusted assets....................................          12.7%      11.5%
Leverage-- Tier I capital to quarterly  average assets less disallowed
  intangibles............................................................           8.3%       6.9%

     FDICIA established five capital categories for banks and bank holding companies. The bank regulators adopted regulations defining these five capital categories in September 1992. Under these new regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.

     The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.

                                                         Total Risk-Based     Tier I Risk-Based       Leverage
                                                           Capital Ratio        Capital Ratio            Ratio
                                                         ----------------     -----------------       ----------
Well-capitalized...................................        10% or above          6% or above         5% or above
Adequately capitalized.............................         8% or above          4% or above         4% or above
Undercapitalized...................................        Less than 8%         Less than 4%        Less than 4%
Significantly undercapitalized.....................        Less than 6%         Less than 3%        Less than 3%
Critically undercapitalized........................             --                   --              2% or less

On December 31, 2003 and 2002, we exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

ITEM 2. DESCRIPTION OF PROPERTY

     CFB and Citizens First Bank have their main offices at 1015 Main Street, Wartburg, Morgan County and have a branch location of the bank at 105 Gail Lane, Oliver Springs, Anderson County, Tennessee. We own the land and building at each location without mortgage or other encumbrance. A portion of the unused space at Oliver Springs is currently being leased for a minimal amount.

ITEM 3. LEGAL PROCEEDINGS

     To the best of our knowledge, there are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established market for our common stock. There is no significant likelihood that any market will develop in the future. There has been isolated trading of the common stock where shareholders wishing to transfer shares would do so in individually negotiated transactions. Because of a lack of a market for our stock, purchasers in this offering may be unable to sell their shares, even if a purchaser could be found, on terms comparable to the price paid in this offering or for prices described in the table below.

     The following table shows a range of high and low sales prices, to the best of management's knowledge, for Citizens First Bank's common stock prior to the consummation of the share exchange and for CFB's common stock after the consummation of the share exchange for the periods indicated.

                                   High            Low
2001:
           First Quarter         $20.00          $18.00
           Second Quarter         18.00           16.00
           Third Quarter          20.00           18.00
           Fourth Quarter         22.00           18.00
2002:
           First Quarter         $21.00          $15.00
           Second Quarter         22.00           20.00
           Third Quarter          22.00           20.00
           Fourth Quarter         23.00           20.00
2003:
           First Quarter         $23.00          $23.00
           Second Quarter         24.00           21.00
           Third Quarter          24.00           20.00
           Fourth Quarter         22.00           22.00
2004:
           First Quarter (1)     $22.00          $22.00
------------------

(1) Through March 10, 2004, with the most recent trade occurring on March 1, 2004 at a price of $22.00 per share.

     As of March 8, 2004, we had approximately 436 shareholders of record and 311,719 shares of common stock outstanding.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

     o economic conditions (both generally and more specifically in the markets in which the we operate);

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND DECEMBER 31, 2002
----------------------------------------------------------------------------

General

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of CFB covers the years ended December 31, 2003 and 2002. Citizens First Bank was incorporated on October 1, 1995 and commenced operations on February 10, 1997. On October 24, 2002, a Plan of Share Exchange was consummated between Citizens First Bank and CFB in which holders of Citizens First Bank common shares exchanged them for common shares of CFB on a one for one basis, as provided for in the Plan of Share Exchange. The Plan of Share Exchange was approved by Citizens First Bank shareholders on May 23, 2002. CFB was formed August 28, 2002 under the laws of the State of Tennessee for the purpose of acquiring Citizens First Bank by means of the share exchange, and becoming a registered bank holding company under the Bank Holding Company Act. CFB's only activity is owning Citizens First Bank and the members of the boards of directors of CFB and Citizens First Bank are the same.

         Total assets grew from December 31, 2002 to December 31, 2003 as total assets increased $6.2 million, or 9.5%, from $65.0 million at December 31, 2002 to $71.2 million at December 31, 2003. The primary increases in assets for the year ended December 31, 2003 were a $6.9 million increase in net loans, and a $799,000 increase in investment securities available for sale.

     Total deposits increased $3.3 million, or 5.5%, from $59.8 million at December 31, 2002 to $63.1 million at December 31, 2003. Citizens First Bank is continuing to attract new customers at both of its current locations.

     Total shareholders' equity increased $398,000 as CFB had net income of $476,000, a net unrealized loss on available-for-sale securities of $49,000, and retired stock at a cost of approximately $28,000.

Comparison of Results of Operations

     During the year ended December 31, 2003, CFB had a total net income of $476,000 or $1.35 per share. During the year ended December 31, 2002, Citizens First Bank attained a net income of $289,000 or $0.82 per share.

Results of Operations

Net income.

     Net income for 2003 totaled $476,000 compared to net income in 2002 of $289,000. Budgeted amounts of earnings were not achieved by approximately $18,000, primarily due to the expenses associated with attempting to establish a bank in Scott County. Citizens First Bank completed the year with a net interest margin of 4.00%.

Noninterest Expense.

         Noninterest expense was $2.7 million in 2003 compared to $2.4 million for 2002. These expenses consist of salaries and benefits, occupancy expense, data processing expense, and other overhead expenses of conducting banking operations.

Provision for Loan Losses.

     The provision for loan loss expense was $163,000 for 2003 compared to $288,000 for 2002 due to continued loan growth. This was the result of net charge offs of $139,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was $17,000 under the budgeted amount.

Noninterest Income.

     Noninterest income through December 31, 2003 totaled $1,197,000 compared to $1,005,000 for the year ended 2002. Noninterest income for 2003 exceeded the budget by $341,000. Noninterest income consists of fees for sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, net gain on sales of investment securities available for sale, and fees for other services.

Income Tax Expense.

     CFB's effective tax rate for 2003 was 38% compared to blended statutory rates of 38% for federal and state income taxes.

Capital Requirements

     CFB's equity capital was $4.9 million at year end 2003 compared to $4.5 million at year end 2002. This increase of approximately $398,000 consists of CFB's net income for 2003 of $476,000, a net unrealized loss on available-for-sale securities of $49,000, and retired stock at a cost of approximately $28,000. We are subject to certain restrictions on the amount of dividends that Citizens First Bank may declare without prior regulatory approval.

Liquidity Resources

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and investment security repayments or sales of available for sale securities.

     During the year ended December 31, 2003, CFB increased available for sale securities by $800,000 from $10.3 million at year-end 2002.

     The majority of our deposits are comprised of certificates of deposit. Past experience has proven that these deposits are "core deposits" and the vast majority are renewed at maturity. Management is aware of this situation and any runoff of these funds can be recovered through the continual development of new time deposit products that are comparable to other investment products in our market. In addition to new products, to maintain funding, we have a line of credit available from the Federal Home Loan Bank in the amount of approximately $4.7 million and federal funds lines of $2.8 million. Management believes that we have cash on hand and other funding sources adequate to fund operations for the next 12 months.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND DECEMBER 31, 2001
----------------------------------------------------------------------------

General

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of CFB covers the years ended December 31, 2002 and 2001. Citizens First Bank was incorporated on October 1, 1995 and commenced operations on February 10, 1997. On October 24, 2002, a Plan of Share Exchange was consummated between Citizens First Bank and CFB in which holders of Citizens First Bank common shares exchanged them for common shares of CFB on a one for one basis, as provided for in the Plan of Share Exchange. The Plan of Share Exchange was approved by Citizens First Bank shareholders on May 23, 2002. CFB was formed August 28, 2002 under the laws of the State of Tennessee for the purpose of acquiring Citizens First Bank by means of the share exchange, and becoming a registered bank holding company under the Bank Holding Company Act. CFB's only activity is owning Citizens First Bank and the members of the boards of directors of CFB and Citizens First Bank are the same.

     Total assets grew from December 31, 2001 to December 31, 2002 as total assets increased $10.2 million, or 18.6%, from $54.8 million at December 31, 2001 to $65.0 million at December 31, 2002. The primary increases in assets for the year ended December 31, 2002 were a $3.5 million increase in net loans, a $3.3 million increase in cash and cash equivalents, and a $2.0 million increase in investment securities available for sale.

     Total deposits increased $9.9 million, or 19.8%, from $49.9 million at December 31, 2001 to $59.8 million at December 31, 2002. Citizens First Bank is continuing to attract new customers at both of its current locations.

     Total shareholders' equity increased $297,000 as CFB had net income of $289,000, a net unrealized gain on available-for-sale securities of $43,000, less cash dividends paid to us by Citizens First Bank of $35,000.

Comparison of Results of Operations

     During the year ended December 31, 2002, CFB had a total net income of $289,000 or $0.82 per share. During the year ended December 31, 2001, Citizens First Bank attained a net income of $275,000 or $0.78 per share.

Results of Operations

Net income.

     Net income for 2002 totaled $289,000 compared to net income in 2001 of $275,000. Budgeted amounts of earnings were not achieved by approximately $135,000, primarily due to a higher than expected loan loss provision. Citizens First Bank completed the year with a net interest margin of 3.78%.

Noninterest Expense.

     Noninterest expense was $2.4 million in 2002 compared to $2.1 million for 2001. These expenses consist of salaries and benefits, occupancy expense, data processing expense, and other overhead expenses of conducting banking operations.

Provision for Loan Losses.

     The provision for loan loss expense was $288,000 for 2002 compared to $285,000 for 2001 due to continued loan growth. This was the result of net charge offs of $193,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was $137,000 over the budgeted amount.

Noninterest Income.

     Noninterest income through December 31, 2002 totaled $1,005,000 compared to $925,000 for the year ended 2001. Noninterest income for 2002 exceeded the budget by $66,000. Noninterest income consists of fees for sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, net gain on sales of investment securities available for sale, and fees for other services.

Income Tax Expense.

     CFB's effective tax rate for 2002 was 33.8% compared to blended statutory rates of 38% for federal and state income taxes.

Capital Requirements

     CFB's equity capital was $4.5 million at year end 2002 compared to $4.2 million at year end 2001. This increase of approximately $297,000 consists of CFB's net income for 2002 of $289,000, a net unrealized gain on available-for-sale securities of $43,000, less cash dividends paid to us by Citizens First Bank of $35,000. We are subject to certain restrictions on the amount of dividends that Citizens First Bank may declare without prior regulatory approval.

Liquidity Resources

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and investment security repayments or sales of available for sale securities.

     During the year ended December 31, 2002, CFB increased available for sale securities by $2.0 million from $8.3 million at year-end 2001.

     The majority of our deposits are comprised of certificates of deposit. Past experience has proven that these deposits are "core deposits" and the vast majority are renewed at maturity. Management is aware of this situation and any runoff of these funds can be recovered through the continual development of new time deposit products that are comparable to other investment products in our market. In addition to new products, to maintain funding, we have a line of credit available from the Federal Home Loan Bank in the amount of approximately $4.7 million and federal funds lines of $2.8 million. Management believes that we have cash on hand and other funding sources adequate to fund operations for the next 12 months.

Effects of Inflation and Changing Prices

     The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation. In the current interest rate environment, the liquidity and maturity structures of our assets and liabilities are critical to maintenance of acceptable performance levels.

ITEM 7.  FINANCIAL STATEMENTS


                          Index to Financial Statements


Independent Auditor's Report.................................................F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002.................F-2

Consolidated Statements of Income for the Years ended
   December 31, 2003, 2002 and 2001..........................................F-3

Consolidated Statements of Comprehensive Income for the
   Years ended December 31, 2003, 2002 and 2001..............................F-4

Consolidated Statements of Changes in Shareholders' Equity
   for the Three Years ended December 31, 2003...............................F-5

Consolidated Statements of Cash Flows for the Years
   ended December 31, 2003, 2002 and 2001....................................F-6

Notes to Financial Statements................................................F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation was conducted under the supervision and with the participation of our management, including CFB's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of CFB's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names and some information as of December 31, 2003, concerning directors of CFB and Citizens First Bank and the executive officers of Citizens First Bank. The directors are elected annually by our shareholders and serve until the next annual meeting of shareholders. All of the directors have served since the beginning of Citizens First Bank's operations in February 1997 and since the beginning of CFB's operations in August 2002. Officers serve at the discretion of the board of directors. There are no family relationships between our directors and executive officers. None of the directors or executive officers serve as directors of any bank which has a class of securities registered under, or which are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or any investment company registered under the Investment Company Act of 1940. None of our directors is a director or executive officer of another bank holding company, savings and loan association, or credit union. Our directors and executive officers and their occupations for the last five years are as follows:

                                                                                      Business Experience during
               Name                    Age                  Position                            Past Five Years
----------------------------------     ---    ------------------------------------    ---------------------------
Clyde Darnell.....................      75    Director                                Grocer
David Goodman.....................      61    Director                                Timber Businessman and Farmer
Samuel L. Hull....................      59    Chief Lending Officer of Citizens       Banking
                                              First Bank and Director
Wendell S. Langley................      45    Senior Vice President and Controller    Banking
                                              of Citizens First Bank
Elizabeth Maden.....................    50    Vice President of Citizens First Bank   Banking
                                              and Secretary to the Board
Billy M. Rice.....................      48    President and Chief Executive Officer   Banking
                                              of Citizens First Bank and Director
C.H. Smith........................      77    Director                                Retired Businessman
Steven N. Smith...................      48    Director                                Dentist
James Frank Wilson................      59    Chairman of the Board                   Attorney



             Section 16(a) Beneficial Ownership Reporting Compliance

     The federal securities laws require the directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of any of our securities. To our knowledge, based solely on review of the copies of these reports furnished to us and representations by reporting persons, all of our officers, directors and greater than 10% beneficial owners made all filings required in a timely manner.

                        Audit Committee Financial Expert

     We do not currently have an "audit committee financial expert," as defined under the rules of the Securities and Exchange Commission, serving on our Audit Committee. We believe that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee. We do not have any independent directors who would qualify as an audit committee financial expert, as defined. We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.

                                 Code of Ethics

     We have adopted a Code of Ethics covering our Chief Executive Officer, Chief Financial Officer and other persons in similar positions. The Code of Ethics is administered by our board of directors. A copy of the Code of Ethics can be obtained free of charge by making a written request to: Wendell S. Langley, Citizens First Bank, 1015 Main Street, Wartburg, Tennessee 37877.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth all aggregate remuneration we paid for services for the year ended December 31, 2003, 2002 and 2001 to the executive officer of CFB and Citizens First Bank. None of our other officers received in excess of $100,000 in compensation during these years.


Name and Position                                                    Year            Annual Salary
------------------                                                   ----            -------------

Billy M. Rice, President and Chief Executive Officer.........        2003               $93,728
                                                                     2002               $91,890
                                                                     2001               $90,000

Options

     No options were awarded to the executive officer during 2003.

     The following table shows the exercise of stock options during the last completed fiscal year, as well as the estimated value of unexercised options held by the named executive officer as of December 31, 2003.

                  Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                  Number of Securities Underlying     Value of Unexercised In-the
                                                     Unexercised Options/SARs             Money Options/SARs
                                                         at FY-End (#)                   at FY-End ($) (1)

                 Shares Acquired   Value
Name             on Exercise (#)  Realized ($)       Exercisable   Unexercisable   Exercisable    Unexercisable
----             ---------------  ------------       -----------   -------------   -----------    -------------
Billy M. Rice           --             --             5,000               0           $35,000           $0

     --------------------------

(1) Assuming an estimated value on December 31, 2003 of $22.00 per share and exercise price of $15.00 per share.

     Effective April 9, 1998 the board of directors adopted and the shareholders approved, Citizens First Bank's 1998 Incentive and Nonqualified Stock Option Plan, which we refer to as the Employee Plan, which is a qualified stock option plan for our employees. The Employee Plan provides for the issuance of options to purchase up to an aggregate of 20,000 shares of our authorized but unissued common stock, of which options for 14,000 shares have been issued. The Plan was intended to attract and retain outstanding employees, to enable such employees to obtain a proprietary interest in CFB and thus to share in its future success, and to compensate such employees for services rendered to and for CFB.

         Effective April 9, 1998, the board of directors adopted the 1998 Non-Employee Director Plan, which we refer to as the Non-Employee Plan, which is a non-qualified stock option plan for non-employees. The Non-Employee Plan provides for the issuance of options to purchase up to an aggregate of 40,000 shares of our authorized but unissued common stock, of which options for 40,000 shares have been issued.

Director's Compensation

     During 2003 we paid director's fees of $450 per meeting of the Board and also paid $100 to non-employee directors for each committee meeting they attended. These fees totaled $70,000 during the year ended December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 10, 2004, our records indicate the following number of shares of common stock were beneficially owned by (i) each person who is a director of CFB or a named executive officer of Citizens First Bank and (ii) all directors and executive officers as a group. Management is not aware of any change in control of CFB which has occurred since February 10, 1997, or any arrangement which may, at a subsequent date, result in a change in control of CFB. We do not know of any other persons who own, beneficially or of record, more than 5% of our outstanding common stock.

                                                               Amount and Nature of
                                                               Beneficial Ownership
               Name of Beneficial Owner                         (Number of Shares)           Percent of Class (1)
-----------------------------------------------------           ------------------           --------------------

Clyde Darnell (2)....................................                 21,500                        6.68%
David Goodman (3)....................................                 10,230                        3.23%
Samuel L. Hull (4)...................................                 12,628                        3.99%
Wendell S. Langley (5)...............................                  6,891                        2.20%
Elizabeth Maden (6)..................................                  2,000                        0.64%
Billy M. Rice (7)....................................                 12,149                        3.84%
C. H. Smith (8)......................................                 20,150                        6.26%
Steven N. Smith (9)..................................                 10,000                        3.16%
James Frank Wilson (10)..............................                 21,500                        6.68%
Directors and executive officers
          as a group (9 persons).....................                117,048                       37.55%

--------------------------

(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 311,719 shares issued and outstanding on March 10, 2004. Options to purchase 54,000 shares are exercisable or become exercisable within 60 days of March 10, 2004. These shares issuable under options are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by each person to whom a portion of these options relate but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.
(2)  Includes 10,000 shares issuable upon the exercise of options.
(3)  Includes 5,000 shares issuable upon the exercise of options.
(4) Includes 5,000 shares issuable upon the exercise of options, and 1,740 shares held by HLR Investors, a partnership, in which Mr. Hull is a partner.
(5) Includes 2,000 shares issuable upon the exercise of options, and 1,741 shares held by HLR Investors, a partnership, in which Mr. Langley is a partner.
(6)  Includes 1,000 shares issuable upon the exercise of options.
(7) Includes 5,000 shares issuable upon the exercise of options and 1,741 shares held by HLR Investors, a partnership, in which Mr. Rice is a partner.
(8)  Includes 10,000 shares issuable upon the exercise of options.
(9)  Includes 5,000 shares issuable upon the exercise of options.
(10) Includes 10,000 shares issuable upon the exercise of options.

     Messrs. Billy M. Rice and Samuel L. Hull serve as executive officers of Citizens First Bank and directors of CFB and Citizens First Bank. Mr. Wendell S. Langley and Ms. Elizabeth J. Maden serve as executive officers of Citizens First Bank.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of our directors and officers are also our customers and have had and expect to have loan transactions with us in the ordinary course of business. In addition, some of our directors and officers are, at present, as in the past, affiliated with businesses which are our customers and which have had and expect to have loan transactions with us in the ordinary course of business. These loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. In the opinion of the board of directors, these loans do not involve more than a normal risk of collectibility or present other unfavorable features.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit No        Description
      ----------        ------------

      3.1*              Amended and Restated Charter of CFB Bancshares, Inc.

      3.2*              Amended and Restated Bylaws of CFB Bancshares, Inc.

      10.1*             CFB Bancshares, Inc. Employee Stock Option Plan

      10.2*             CFB  Bancshares, Inc. Non-Employee Director Stock Option
                        Plan

      21.1              Subsidiaries of CFB Bancshares, Inc.

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

      ----------------------

     * Incorporated by reference to our Registration Statement on Form SB-2 (Registration No. 333-102492) filed with the Securities and Exchange Commission on January 13, 2003, as amended.

(b)  Reports on Form 8-K

     We filed a report on Form 8-K on December 12, 2003 which was subsequently amended on December 17, 2003 to announce the extension of our tender offer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Our Audit Committee has adopted a policy which requires that all services to be provided to us by our independent auditors, including audit services, audit-related services, tax services and other services, and fees related to these services, be pre-approved by the committee. The committee may provide general pre-approval of certain types of services, but must review all such general pre-approvals not less than annually. A service of any type not generally pre-approved by the committee requires the committee's specific pre-approval. Before pre-approving the provision of any service, the committee must determine that provision of the service by the independent auditor would not impair the auditor's independence. The policy prohibits delegation of the committee's pre-approval responsibilities to our management.

     For services rendered by Pugh and Company, P. C., our principal independent auditors, we incurred the following fees:

                                                     2002              2003
                                                     ----              ----
         Audit Fees (1)                           $22,375           $31,550
         Audit Related Fees (2)                    13,800            10,425
         Tax Fees (3)                               6,125             7,900
         All Other Fees                             3,725             7,025
                                                  -------           -------
                Total                             $46,025           $56,900
                                                  =======           =======

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide.

(2)  Audit  related  fees  consisted   principally  of  procedures   related  to
     regulatory filings.

(3) Tax fees consisted principally of tax return preparation, tax research and tax planning.

All other fees consisted principally of miscellaneous consulting, conferences and consultations regarding accounting and regulatory matters.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CFB BANCSHARES, INC.

                                       By: /s/  Billy M. Rice
                                          --------------------------------------
                                          Billy M. Rice, President

                                          Date: March 30, 2004

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Capacity                                           Date

/s/ James Frank Wilson
---------------------------------           Chairman of the Board and Director                 March 30, 2004
James Frank Wilson

/s/ Billy M. Rice
---------------------------------           President, Chief Executive Officer and Director    March 30, 2004
Billy M. Rice                               (principal executive officer)

/s/ Wendell S. Langley
---------------------------------           Chief Financial Officer                            March 30, 2004
Wendell S. Langley

/s/ Clyde Darnell
---------------------------------           Director                                           March 30, 2004
Clyde Darnell

/s/ Dvid Goodman
---------------------------------           Director                                           March 30, 2004
David Goodman

/s/ Samuel L. Hull
---------------------------------           Director                                           March 30, 2004
Samuel L. Hull

 /s/ C.H. Smith
---------------------------------           Director                                           March 30, 2004
C. H. Smith

/s/ Steven N. Smith
---------------------------------           Director                                           March 30, 2004
Steven N. Smith


                                Index To Exhibits

   Exhibit No.          Description
   -----------          ----------------

      3.1*              Amended and Restated Charter of CFB Bancshares, Inc.

      3.2*              Amended and Restated Bylaws of CFB Bancshares, Inc.

      10.1*             CFB Bancshares, Inc. Employee Stock Option Plan

      10.2*             CFB  Bancshares, Inc. Non-Employee Director Stock Option
                        Plan

      21.1              Subsidiaries of CFB Bancshares, Inc.

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

      ----------------------

* Incorporated by reference to our Registration Statement on Form SB-2 (Registration No. 333-102492) filed with the Securities and Exchange Commission on January 13, 2003, as amended.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
CFB Bancshares, Inc. and Subsidiaries
Wartburg, Tennessee


We have audited the accompanying consolidated balance sheets of CFB Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFB Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002, and 2001 in conformity with accounting principles generally accepted in the United States of America.




                                       /s/ Pugh & Company, P.C.
                                       Certified Public Accountants
                                       Knoxville, Tennessee
                                       February 13, 2004

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           As of December 31,              2003                     2002
                                                                                   ---------------------    ---------------------
                                                  ASSETS
Cash and Due From Banks                                                         $             2,860,234  $             2,475,284
Federal Funds Sold                                                                            1,865,649                3,369,270
                                                                                   ---------------------    ---------------------
   Total Cash and Cash Equivalents                                                            4,725,883                5,844,554
Interest-Bearing Deposits in Other Banks                                                        497,267                  694,051
Investment Securities Available for Sale, at Fair Value                                      11,103,951               10,305,362
Loans, Net                                                                                   51,215,448               44,291,496
Premises and Equipment, Net                                                                   2,954,117                3,129,520
Accrued Interest Receivable                                                                     376,827                  344,333
Foreclosed Real Estate                                                                          135,824                  174,697
Prepaid Income Taxes                                                                                  0                   92,856
Prepaid Expenses and Other                                                                      210,147                  163,390
                                                                                   ---------------------    ---------------------

TOTAL ASSETS                                                                    $            71,219,464  $            65,040,259
                                                                                   =====================    =====================
                           LIABILITIES AND EQUITY
LIABILITIES
 Deposits:
  Demand                                                                        $            30,235,922  $            27,548,470
  Term                                                                                       32,872,372               32,253,825
   Total Deposits                                                                            63,108,294               59,802,295

 Securities Sold Under Agreements to Repurchase                                                 383,610                  378,225
 Advances From Federal Home Loan Bank                                                           339,669                        0
 Trust Preferred Debt                                                                         2,000,000                        0
 Accrued Interest Payable                                                                       106,408                  124,006
 Accrued Income Taxes                                                                           102,690                        0
 Deferred Income Taxes                                                                          244,262                  195,585
 Other                                                                                           54,320                   58,078
                                                                                   ---------------------    ---------------------
   Total Liabilities                                                                         66,339,253               60,558,189
                                                                                   ---------------------    ---------------------

SHAREHOLDERS' EQUITY
 Common Stock, Par Value $1, Authorized 2,000,000
  Shares; Issued and Outstanding 352,654 Shares
  in 2003 and 353,904 Shares in 2002                                                            352,654                  353,904
 Capital in Excess of Par Value                                                               3,988,524                4,016,024
 Retained Earnings                                                                              532,525                   56,777
 Accumulated Other Comprehensive Income                                                           6,508                   55,365
                                                                                   ---------------------    ---------------------
   Total Shareholders' Equity                                                                 4,880,211                4,482,070
                                                                                   ---------------------    ---------------------
TOTAL LIABILITIES AND EQUITY                                                    $            71,219,464  $            65,040,259
                                                                                   =====================    =====================


The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                               For the Years Ended December 31,           2003                  2002                  2001
                                                                     ----------------     -----------------     -----------------
INTEREST INCOME
 Loans                                                              $      3,485,416      $      3,454,086      $      3,427,451
 Investment Securities                                                       311,103               351,946               435,720
 Federal Funds Sold and Other                                                 24,859                54,472               115,415
                                                                     ----------------     -----------------     -----------------
  Total Interest Income                                                    3,821,378             3,860,504             3,978,586
                                                                     ----------------     -----------------     -----------------
INTEREST EXPENSE
 Deposits                                                                  1,331,367             1,713,969             2,059,676
 Securities Sold Under Agreement to Repurchase                                 5,384                 8,643                13,283
 Advances From Federal Home Loan Bank                                          2,349                     0                     0
 Trust Preferred Debt                                                          3,161                     0                     0
                                                                     ----------------     -----------------     -----------------
  Total Interest Expense                                                   1,342,261             1,722,612             2,072,959
                                                                     ----------------     -----------------     -----------------
NET INTEREST INCOME                                                        2,479,117             2,137,892             1,905,627

PROVISION FOR LOAN LOSSES                                                    163,327               288,068               284,745
                                                                     ----------------     -----------------     -----------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                           2,315,790             1,849,824             1,620,882
                                                                     ----------------     -----------------     -----------------
NONINTEREST INCOME
 Service Charges on Demand Deposits                                          752,256               618,353               547,509
 Loan Fees and Other Service Charges                                         359,756               297,588               327,464
 Net Gain on Sales of Investment Securities Available for Sale                     0                27,506                     0
 Other                                                                        84,838                62,013                49,560
                                                                     ----------------     -----------------     -----------------
  Total Noninterest Income                                                 1,196,850             1,005,460               924,533
                                                                     ----------------     -----------------     -----------------
NONINTEREST EXPENSE
 Salaries and Employee Benefits                                            1,086,432             1,072,594               917,580
 Occupancy and Equipment Expense                                             546,286               493,684               351,932
 Data Processing Expenses                                                    201,559               203,991               269,065
 Office Supplies and Postage                                                 129,365               128,213               145,663
 Advertising and Promotion                                                    63,475                64,248                47,594
 Loss on Foreclosed Real Estate                                               43,308                 1,782                51,520
 Organizational and Startup Expenses for Peoples Bank                        124,062                     0                     0
 Other                                                                       544,816               454,093               331,152
                                                                     ----------------     -----------------     -----------------
  Total Noninterest Expense                                                2,739,303             2,418,605             2,114,506
                                                                     ----------------     -----------------     -----------------
INCOME BEFORE INCOME TAXES                                                   773,337               436,679               430,909

INCOME TAXES                                                                 297,589               147,763               155,829
                                                                     ----------------     -----------------     -----------------
NET INCOME                                                        $          475,748   $           288,916   $           275,080
                                                                     ================     =================     =================
EARNINGS PER SHARE:
 Basic                                                            $             1.35   $              0.82   $              0.78
                                                                     ================     =================     =================
 Assuming Dilution                                                $             1.28   $              0.79   $              0.75
                                                                     ================     =================     =================

The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME





                                 For the Years Ended December 31,               2003                  2002                  2001
                                                                       ------------------     ----------------     -----------------

NET INCOME                                                             $        475,748       $      288,916       $       275,080
                                                                       ------------------     ----------------     -----------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
 Unrealized Gains (Losses) on Investment Securities
  Available for Sale                                                            (78,801)              96,842                13,720

 Reclassification Adjustment for Gains Included in
  Net Income                                                                          0              (27,506)                    0

 Income Taxes Related to Unrealized Gains/Losses
  on Investment Securities Available for Sale                                    29,944              (26,347)               (5,214)
                                                                       ------------------     ----------------     -----------------

   Other Comprehensive Income (Loss), Net of Tax                                (48,857)              42,989                 8,506
                                                                       ------------------     ----------------     -----------------

COMPREHENSIVE INCOME                                                   $        426,891       $      331,905       $       283,586
                                                                       ==================     ================     =================





























The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   For the Three Years Ended December 31, 2003

                                                                                                  Accumulated
                                                             Capital in                              Other               Total
                                             Common          Excess of         Retained          Comprehensive       Shareholders'
                                              Stock          Par Value         Earnings             Income               Equity
                                           ------------     -------------    --------------     ----------------     ---------------

BALANCES, JANUARY 1, 2001                     353,904       $  3,359,412     $     184,783       $        3,870       $   3,901,969

Net Income                                          0                 0           275,080                    0             275,080

Other Comprehensive Income                          0                 0                 0                8,506               8,506
                                           ------------     -------------    --------------     ----------------     ---------------

BALANCES, DECEMBER 31, 2001                   353,904         3,359,412           459,863               12,376           4,185,555

Net Income                                          0                 0           288,916                    0             288,916

Cash Dividend Paid                                  0                 0           (35,390)                   0             (35,390)

Effect of Share Exchange and
 Conversion of Bank Stock to
 Holding Company Stock                              0           656,612          (656,612)                   0                   0


Other Comprehensive Income                          0                 0                 0               42,989              42,989
                                           ------------     -------------    --------------     ----------------     ---------------

BALANCES, DECEMBER 31, 2002                   353,904         4,016,024            56,777               55,365           4,482,070

Net Income                                          0                 0           475,748                    0             475,748

Purchase and Retirement of
 1,250 Shares of Common Stock                  (1,250)          (27,500)                0                    0             (28,750)

Other Comprehensive Loss                            0                 0                 0              (48,857)            (48,857)
                                           ------------     -------------    --------------     ----------------     ---------------

BALANCES, DECEMBER 31, 2003                   352,654       $ 3,988,524      $    532,525       $        6,508       $   4,880,211
                                           ============     =============    ==============     ================     ===============












The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                For the Years Ended December 31,            2003                  2002                   2001
                                                                      ------------------    ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                           $        475,748      $        288,916       $       275,080
                                                                      ------------------    ------------------     -----------------
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Loan Losses                                                   163,327               288,068               284,745
   Depreciation                                                                342,850               314,772               199,093
   Gain on Sales of Investment Securities Available for Sale                         0               (27,506)                    0
   Loss on Sales of Foreclosed Real Estate                                      20,169                     0                39,949
   Amortization of Investment Securities Premiums
    and Discounts, Net                                                          42,959                35,003                 8,535
   Federal Home Loan Bank Stock Dividends                                      (10,000)               (9,500)              (10,500)
   Deferred Income Taxes                                                        78,621               124,124                39,837
   (Increase) Decrease in Accrued Interest Receivable                          (32,494)               12,138                 4,075
   (Increase) Decrease in Prepaid Income Taxes                                  92,856               (92,856)                    0
   Increase in Prepaid Expenses and Other Assets                               (46,757)              (81,686)              (21,675)
   Increase (Decrease) in Accrued Income Taxes                                 102,690               (18,258)              (33,649)
   Decrease in Accrued Interest Payable                                        (17,598)              (30,979)              (21,931)
   Increase (Decrease) in Other Liabilities                                     (3,758)               15,415                 7,045
                                                                      ------------------    ------------------     -----------------
     Total Adjustments                                                         732,865               528,735               495,524
                                                                      ------------------    ------------------     -----------------
     Net Cash Provided by Operating Activities                               1,208,613               817,651               770,604
                                                                      ------------------    ------------------     -----------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Net (Increase) Decrease in Interest-Bearing Deposits in Other                 196,784              (694,051)                    0
Banks
 Investment Securities Available for Sale:
 Sales                                                                               0             1,269,588                     0
 Purchases                                                                 (15,761,765)          (14,841,106)          (14,315,864)
 Maturities                                                                 12,900,000             9,750,000             9,950,000
 Principal Collections on Mortgage-Backed Securities                         1,951,416             1,893,634             1,396,570
 Net Increase in Loans                                                      (7,100,675)           (4,008,963)           (7,000,051)
 Purchases of Premises and Equipment                                          (167,447)             (695,104)             (579,830)
 Proceeds From Sales of Foreclosed Real Estate                                  32,100                 7,227                69,261
                                                                      ------------------    ------------------     -----------------
     Net Cash Used in Investing Activities                                  (7,949,587)           (7,318,775)          (10,479,914)
                                                                      ------------------    ------------------     -----------------

                      CFB BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)






                                For the Years Ended December 31,              2003                   2002                   2001
                                                                     ------------------     ------------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits                                                   3,305,999              9,852,119             8,628,766
 Net Increase in Securities Sold Under Agreements to Repurchase                 5,385                  8,642                13,283
 Net Increase in Advances From Federal Home Loan Bank                         339,669                      0                     0
 Purchase and Retirement of Common Stock                                      (28,750)                     0                     0
 Dividends Paid                                                                     0                (35,390)                    0
 Proceeds From Issuance of Trust Preferred Debt                             2,000,000                      0                     0
                                                                     ------------------     ------------------    ------------------
     Net Cash Provided by Financing Activities                              5,622,303              9,825,371             8,642,049
                                                                     ------------------     ------------------    ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,118,671)             3,324,247            (1,067,261)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR)                             5,844,554              2,520,307             3,587,568
                                                                     ------------------     ------------------    ------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $      4,725,883       $      5,844,554      $      2,520,307
                                                                     ==================     ==================    ==================


Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
 Interest                                                            $      1,359,859       $      1,753,591      $      2,094,890
 Income Taxes                                                        $         21,881       $        134,472      $        165,791

Supplementary Disclosures of Noncash Investing Activities:
 Acquisitions of Foreclosed Real Estate                              $        119,349       $        381,924      $        164,262
 Sales of Foreclosed Real Estate by Origination of Mortgage          $        105,953       $        200,000      $        165,000
Loans
 Change in Unrealized Gain/Loss on Investment Securities
  Available for Sale                                                 $        (78,801)      $         69,336      $         13,720
 Change in Deferred Income Taxes Associated With Unrealized
  Gain/Loss on Investment Securities Available for Sale              $        (29,944)      $         26,347      $          5,214
 Change in Net Unrealized Gain/Loss on Investment Securities
  Available for Sale                                                 $        (48,857)      $         42,989      $          8,506
















The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002, and 2001


NOTE 1 - PRINCIPLES OF CONSOLIDATION, NATURE OF OPERATIONS AND SHARE EXCHANGE

The consolidated financial statements include the accounts of CFB Bancshares, Inc., a bank holding company, its wholly owned subsidiary, Citizens First Bank, and the Bank's wholly owned subsidiary, CFB Financial Services, Inc., which provides insurance agency services. All significant intercompany balances and transactions have been eliminated. The management of CFB Bancshares, Inc. attempted to organize a new bank called Peoples Bank of Scott County in Oneida, Tennessee. However, a sufficient amount of capital stock subscriptions were not received in 2003 and the plans were terminated. Organizational and startup expenses incurred by the Company were expensed in 2003 (see Note 17).

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans (see below).

Consolidated Statement of Comprehensive Income - In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains and losses that under accounting principles generally accepted in the United States of America are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and net unrealized gains and losses on investment securities available for sale.

Cash and Due From Banks - Cash and due from banks includes balances in five correspondent commercial banks located in the Southeastern United States. Balances in correspondent bank accounts in excess of FDIC insurance limits totalled approximately $1,098,000 as of December 31, 2003 ($664,000 as of December 31, 2002).

Federal Funds Sold - Federal funds sold consists of unsecured loans to one correspondent commercial bank (three banks in 2002) located in the Southeastern United States. The loans are repaid on the next business day.

Interest-Bearing Deposits in Other Banks - These deposits mature within one year or less, are covered by FDIC insurance, and are carried at cost which approximates estimated fair value.

Investment Securities - In accordance with SFAS No. 115, the Bank has segregated its investment securities into the following category:

          Available for Sale - All debt and equity securities have been placed in this category. Debt securities in this category are carried at fair value based on quoted market prices. The Bank's equity securities are considered non-marketable and the fair value for its non-marketable equity securities is estimated to be equivalent to historical cost. Securities may be sold in response to changes in interest rates, liquidity needs, or for other purposes. Any unrealized gain or loss is reported in the statements of comprehensive income, net of any deferred income tax effect.

          Realized gains or losses on the sales of securities available for sale are based on the net proceeds and amortized cost of the securities sold, using the specific identification method. See Note 3 for additional information on investment securities.

          Recognition of Interest on Loans - Unearned interest on installment loans is recognized as income over the terms of the loans using a declining balance method. Interest on other loans is calculated using the simple interest method on the principal outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Management reviews all loans that are contractually past-due 90 days to determine if accrual of interest should be discontinued.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Premises  and  Equipment  - Premises  and  equipment  are  stated at cost,  less
accumulated  depreciation.   Depreciation  is  computed  principally  using  the
straight-line method using estimated useful lives of three to forty years.

Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less costs to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other nonoperating expenses. The Bank's historical average holding period for such properties is approximately six months.

Repurchase   Agreements  -  Repurchase   agreements  are  treated  as  financing
transactions and are carried at the amounts at which the securities will be subsequently reacquired, as specified in the respective agreements.

Advertising and Promotion - Advertising and promotion costs are expensed as incurred.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation, investment securities available for sale, and use of the cash basis for tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. See Note 11 for additional information.

Stock Option Plans - The Company has two stock option plans which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in consolidated net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                       Year Ended December 31,
                                                                      ----------------------------------------------------------
                                                                           2003                 2002                 2001
                                                                      ----------------     ----------------    -----------------
Net Income, as Reported                                               $       475,748      $      288,916      $       275,080
Less: Total Stock-Based Employee Compensation
 Expense Determined Under Fair Value Based Method
 for All Awards, Net of Related Tax Effects                                         0                   0                    0
                                                                      ----------------     ----------------    -----------------
Pro Forma Net Income                                                  $       475,748      $      288,916      $       275,080
                                                                      ================     ================    =================
Earnings Per Share:
 Basic - as Reported                                                  $          1.35      $         0.82      $          0.78
                                                                      ================     ================    =================
 Basic - Pro Forma                                                    $          1.35      $         0.82      $          0.78
                                                                      ================     ================    =================
 Diluted - as Reported                                                $          1.28      $         0.79      $          0.75
                                                                      ================     ================    =================
 Diluted - Pro Forma                                                  $          1.28      $         0.79      $          0.75
                                                                      ================     ================    =================

Earnings Per Share - Earnings per share is based on the following for the years ended December 31:

                                                                             2003                 2002                 2001
                                                                      ----------------     ----------------    -----------------
Weighted Average Number of Shares Outstanding
 Used for Basic Calculation                                                   353,222              353,904              353,904
Effect of Dilutive Stock Options                                               17,182               12,779               10,568
                                                                      ----------------     ----------------    -----------------
Number of Shares Used for Calculation Assuming Dilution                       370,404              366,683              364,472
                                                                      ================     ================    =================

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

                                                                     Investment Securities Available for Sale
                                                    ----------------------------------------------------------------------------
                                                                            Gross                Gross             Estimated
                                                       Amortized          Unrealized          Unrealized             Fair
                                                         Cost               Gains               Losses               Value
                                                    ----------------    ---------------     ----------------    ----------------
December 31, 2003
Debt Securities:
 Obligations of the U.S. Treasury                   $             0     $            0      $            0      $             0
 Obligations of U.S. Government
  Corporations and Agencies                               6,084,759             12,522             (37,428)           6,059,853
 Mortgage-Backed Securities                               2,557,543             25,738              (5,231)           2,578,050
 Corporate Debt Securities                                  401,835              6,378                   0              408,213
 Obligations of States and Political
  Subdivisions                                            1,345,707             10,018                   0            1,355,725
                                                    ----------------    ---------------     ----------------    ----------------
   Total Debt Securities                                 10,389,844             54,656             (42,659)          10,401,841
Equity Securities:
 Federal Home Loan Bank Stock, at Cost                      252,000                  0                   0              252,000
 FNMA Preferred Stock                                       253,125                  0              (1,500)             251,625
 Other Equity Securities, at Cost                           198,485                  0                   0              198,485
                                                    ----------------    ---------------     ----------------    ----------------
                                                    $    11,093,454     $       54,656      $      (44,159)     $    11,103,951
                                                    ================    ===============     ================    ================
December 31, 2002
Debt Securities:
 Obligations of the U.S. Treasury                   $       497,860     $            0      $         (314)     $       497,546
 Obligations of U.S. Government
  Corporations and Agencies                               4,489,580             10,503                   0            4,500,083
 Mortgage-Backed Securities                               4,285,639             75,326                (180)           4,360,785
 Corporate Debt Securities                                  200,000                  0                   0              200,000
 Obligations of States and Political
  Subdivisions                                              302,500              3,963                   0              306,463
                                                    ----------------    ---------------     ----------------    ----------------
   Total Debt Securities                                  9,775,579             89,792                (494)           9,864,877
Equity Securities:
 Federal Home Loan Bank Stock, at Cost                      242,000                  0                   0              242,000
 Other Equity Securities, at Cost                           198,485                  0                   0              198,485
                                                    ----------------    ---------------     ----------------    ----------------
                                                    $    10,216,064     $       89,792      $         (494)     $    10,305,362
                                                    ================    ===============     ================    ================

The amortized cost and estimated fair value of debt securities as of December 31, 2003 by contractual maturity are as follows:

                                                                                               Amortized           Estimated
                                                                                                 Cost             Fair Value
                                                                                            ----------------    ----------------
Due in One Year or Less                                                                     $     1,836,540     $     1,838,740
Due After One Year Through Five Years                                                             4,845,585           4,823,139
Due After Five Years Through Ten Years                                                              250,176             258,034
Due in Ten Years or More                                                                            900,000             903,878
                                                                                            ----------------    ----------------
                                                                                                  7,832,301           7,823,791
Mortgage-Backed Securities                                                                        2,557,543           2,578,050
                                                                                            ----------------    ----------------
                                                                                             $   10,389,844     $    10,401,841
                                                                                            ================    ================

Expected maturities can differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Bank sold $0 in investment securities available for sale during the year ended December 31, 2003 ($1,270,000 in 2002 and $0 in 2001).

Investments with a total estimated fair value (which approximates book value) of approximately $5,900,000 as of December 31, 2003 ($6,200,000 in 2002) were pledged to secure deposits of public and private funds.

The following table shows the Bank's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2003:

                                                                                Less Than One Year
                                                     --------------------------------------------------------------------------
                                                       Number of             Fair             Unrealized         Percent of
                                                      Investments            Value              Losses             Losses
                                                     ---------------    ----------------     --------------    ----------------
Description of Securities
-------------------------------------------------
Debt Securities
 Obligations of U.S. Government Corporations
   and Agencies                                            11           $     3,860,312      $      37,428          0.96%
 Mortgage-Backed Securities                                 7                 1,000,754              5,231          0.52%

Equity Securities
 Federal National Mortgage Association
  Preferred Stock                                           1                   251,625              1,500          0.59%
                                                     ---------------    ----------------     --------------
                                                           19           $     5,112,691      $      44,159          0.86%
                                                     ===============    ================     ==============

Management believes that all of the Bank's gross unrealized losses are a result of recent, normal market fluctuations. Therefore, the Bank's unrealized losses are considered temporary in nature and no permanent write-down has been made to the carrying values of its investment securities.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, consumer and commercial lending services to businesses and individuals primarily in Morgan, Anderson and Roane Counties. A summary of loans is as follows:

                                                                                              2003                   2002
                                                                                     -------------------    -------------------
Loans Secured by Real Estate:
 Commercial Properties                                                               $       6,865,780      $       5,865,597
 Construction and Land Development                                                           4,491,711              1,390,665
 Residential and Other Properties                                                           22,544,328             20,882,325
                                                                                     -------------------    -------------------
  Total Loans Secured by Real Estate                                                        33,901,819             28,138,587
Commercial and Industrial Loans                                                              6,481,650              5,450,045
Consumer Loans and Other                                                                    11,339,298             11,185,969
                                                                                     -------------------    -------------------
                                                                                            51,722,767             44,774,601
Less:  Allowance for Loan Losses                                                              (507,319)              (482,539)
           Unearned Interest                                                                         0                   (566)
                                                                                     -------------------    -------------------
                                                                                     $      51,215,448      $      44,291,496
                                                                                     ===================    ===================

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they become payable. Outstanding letters of credit were $256,562 and $149,580 as of December 31, 2003 and 2002. Unadvanced lines of credit and commitments to extend credit were approximately $4,285,000 and $3,202,000 as of December 31, 2003 and 2002. Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 2003 and 2002 approximately $3,863,000 and $2,778,000, respectively were secured, primarily by real estate.

From time to time, the Bank provides credit to its executive officers, directors and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection. Loans to executive officers, directors and their affiliates are as follows:

                                                                                            2003                  2002
                                                                                     -------------------    ------------------
Loans at Beginning of Year                                                           $         299,438      $        245,874
 Disbursements                                                                                 600,669               331,171
 Repayments                                                                                   (253,802)             (277,607)
                                                                                     -------------------    ------------------
Loans at End of Year                                                                 $         646,305      $        299,438
                                                                                     ===================    ==================

The transactions in the allowance for loan losses are as follows:
                                                                                            2003                  2002
                                                                                     -------------------    ------------------
Balance, Beginning of Year                                                           $         482,539      $        387,612
 Charge-Offs                                                                                  (151,089)             (204,748)
 Recoveries                                                                                     12,542                11,607
 Provision - Charged to Expense                                                                163,327               288,068
                                                                                     -------------------    ------------------
Balance, End of Year                                                                 $         507,319      $        482,539
                                                                                     ===================    ==================

Loans past due ninety days or more were approximately $400,000 and $468,000 as of December 31, 2003 and 2002, respectively. Loans on nonaccrual status were approximately $391,000 as of December 31, 2003 ($265,000 as of December 31,
2002).

As of December 31, 2003 and 2002, the Bank had loans amounting to approximately $344,000 and $591,000, respectively that were specifically classified as impaired. The average individual loan balance of these impaired loans amounted to approximately $11,000 and $19,000, respectively, for the years ended December 31, 2003 and 2002. As of December 31, 2003 and 2002, the allowance for loan losses related to impaired loans amounted to approximately $53,000 and $105,000, respectively. Also, interest income of $14,600 and $21,600, respectively, relating to these impaired loans was recognized for the years ended December 31, 2003 and 2002.

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

                                                                                            2003                  2002
                                                                                     -------------------    ------------------
Land                                                                                 $         257,054      $        257,054
Buildings                                                                                    1,962,640             1,958,259
Furniture, Fixtures and Equipment                                                            2,004,522             1,832,434
Equipment Pending Depreciation - to be Placed in Service                                             0                10,000
                                                                                     -------------------    ------------------
                                                                                             4,224,216             4,057,747
Less Accumulated Depreciation                                                               (1,270,099)             (928,227)
                                                                                     -------------------    ------------------
                                                                                     $       2,954,117      $      3,129,520
                                                                                     ===================    ==================

NOTE 6 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:

                                                                                            2003                  2002
                                                                                     -------------------    ------------------
Loans                                                                                $          336,928     $         308,315
Investment Securities                                                                            39,899                36,018
                                                                                     -------------------    ------------------
                                                                                     $          376,827     $         344,333
                                                                                     ===================    ==================

NOTE 7 - DEPOSITS

A summary of deposits is as follows:
                                               2003                  2002
                                       -------------------    ------------------
Demand Deposits:
 Noninterest-Bearing Accounts          $        8,295,822     $       7,075,141
 NOW and MMDA Accounts                         15,637,851            15,938,909
 Savings Accounts                               6,302,249             4,534,420
                                       -------------------   -------------------
  Total Demand Deposits                        30,235,922            27,548,470
                                       -------------------    ------------------
Term Deposits:
 Less Than $100,000                            22,026,707            22,330,095
 $100,000 or More                              10,845,665             9,923,730
                                       -------------------    ------------------
  Total Term Deposits                          32,872,372            32,253,825
                                       -------------------    ------------------
                                       $       63,108,294     $      59,802,295
                                       ===================    ==================

As of December 31, 2003, the scheduled maturities of term deposits are as follows:

           2004                                  $       23,327,648
           2005                                           4,721,709
           2006                                           1,353,584
           2007                                             586,666
           2008 and Thereafter                            2,882,765
                                                 ------------------
                                                 $       32,872,372
                                                 ==================
NOTE 8 - INTEREST EXPENSE

A summary of interest expense is as follows:

                                                                     2003                   2002                  2001
                                                              -------------------    -------------------    ------------------
NOW and MMDA Accounts                                         $          204,596     $          313,480     $         389,626
Savings Accounts                                                          95,518                 77,684                63,213
Term Deposits                                                          1,031,253              1,322,805             1,606,837
Securities Sold Under Agreements to Repurchase                             5,384                  8,643                13,283
Advances From Federal Home Loan Bank                                       2,349                      0                     0
Trust Preferred Debt                                                       3,161                      0                     0
                                                              -------------------    -------------------    ------------------
 Total Interest Expense                                       $        1,342,261     $        1,722,612     $       2,072,959
                                                              ===================    ===================    ==================


NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has sold certain investment securities with agreements to repurchase primarily on an overnight basis to selected depositors totalling $383,610 and $378,225 as of December 31, 2003 and 2002, respectively.

Securities sold under agreements to repurchase averaged approximately $381,000 and $374,000 during 2003 and 2002, respectively. The maximum amounts outstanding at any month-end during 2003 and 2002 were approximately $384,000 and $378,000, respectively.

NOTE 10 - TRUST PREFERRED DEBT

In November 2003, the Company formed CFB Statutory Trust I ("The Trust"). The Trust is a statutory business trust formed under the laws of the state of Connecticut and is wholly owned by the Company. In December 2003, the Trust issued variable rate preferred securities with an aggregate liquidation amount of $2,000,000 ($1,000 per preferred security) to a third-party investor. The Company then issued variable rate junior debentures aggregating $2,062,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis, initially at a stated rate of 4.12% until March 17, 2004. The variable interest rate beginning March 17, 2004 is the three-month LIBOR plus 2.95% adjusted quarterly (4.11% at December 31, 2003). The interest rate also cannot exceed 11.75% prior to December 17, 2008. These junior subordinated debentures will mature in 2033, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed, in whole or in part, beginning December 17, 2008 at a redemption price of $1,000 per preferred security.

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs and underwriting fees of $60,000 were capitalized related to the offering and are being amortized over 60 months. The trust agreement contains provisions that enable the Company to defer making interest payments for a period of up to five years. However, the Company would be restricted from paying dividends on or redeeming its common stock.


NOTE 11 - INCOME TAXES

Income taxes as shown in the statements of income differ from the amounts computed using the statutory federal income tax rate as follows:

                                              2003                            2002                             2001
                                   ---------------------------    -----------------------------    -----------------------------
                                                    Percent                          Percent                          Percent
                                                       of                              of                               of
                                                     Pretax                          Pretax                           Pretax
                                     Amount          Income          Amount          Income          Amount           Income
                                   ------------    -----------    -------------    ------------    ------------     ------------
Federal Income Tax at
 Statutory Rate                    $   262,934          34.0%     $   148,471            34.0%     $   146,509            34.0%
State Income Tax and
 Other, Net                             34,655           4.5             (708)           (0.2)           9,320             2.2
                                   ------------    -----------    -------------    ------------    ------------     ------------
                                   $   297,589          38.5%     $   147,763            33.8%     $   155,829            36.2%
                                   ============    ===========    =============    ============    ============     ============
Income Taxes Consist of:

Current                            $   218,968                    $    23,639                      $   115,992
Deferred                                78,621                        124,124                           39,837
                                   ------------                   -------------                    ------------
                                   $   297,589                    $   147,763                      $   155,829
                                   ============                   =============                    ============


The tax effect of each type of temporary difference and carryforward that give rise to deferred tax assets and liabilities is as follows:

                                                                                            2003                  2002
                                                                                     -------------------    ------------------
Deferred Tax Assets:
 Allowance for Loan Losses                                                           $          129,112     $        118,976
 Organizational and Startup Costs                                                                12,314               15,526
 State Taxes                                                                                     11,477                5,364
                                                                                     -------------------    ------------------
  Total Deferred Tax Assets                                                                     152,903              139,866
                                                                                     -------------------    ------------------
Deferred Tax Liabilities:
 Depreciation                                                                                   230,675              163,380
 FHLB Stock Dividends                                                                            19,156               15,106
 Unrealized Holding Gains on Investment
  Securities Available for Sale                                                                   3,989               33,933
 Conversion to Cash Basis                                                                       141,789              121,258
 Investment Securities Discounts                                                                  1,556                1,774
                                                                                     -------------------    ------------------
  Total Deferred Tax Liabilities                                                                397,165              335,451
                                                                                     -------------------    ------------------

   Net Deferred Tax Liabilities                                                      $          244,262     $        195,585
                                                                                     ===================    ==================


NOTE 12 - RELATED PARTY TRANSACTIONS

HLR Investors, a partnership owned by three members of senior management, owns approximately 5% of a limited partnership which invests in a reinsurance company which benefits indirectly from credit life insurance sold to some of the Bank's loan customers.

See Note 4 for information concerning loans to executive officers, directors and their affiliates.

NOTE 13 - STOCK OPTION PLANS

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

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                         Years Ended December 31,
                          ------------------------------------------------------
                               2003                2002                2001
                          --------------     ----------------   ----------------
Dividend Yield                 N/A                 N/A                  N/A
Expected Life                  N/A                 N/A                  N/A
Expected Volatility            N/A                 N/A                  N/A
Risk-Free Interest Rate        N/A                 N/A                  N/A

A summary of the status of the Company's stock option plans is presented below:

                                              2003                            2002                             2001
                                   ---------------------------    -----------------------------    -----------------------------
                                                  Weighted                        Weighted                         Weighted
                                                    Average                          Average                          Average
                                                    Exercise                        Exercise                         Exercise
                                     Shares          Price           Shares           Price          Shares            Price
                                   ------------    -----------    -------------    ------------    ------------     ------------
Outstanding at
 Beginning of Year                      54,000     $    15.00           54,000     $     15.00          54,000   $        15.00
Granted                                      0              0                0            0.00               0             0.00
Exercised                                    0              0                0            0.00               0             0.00
Forfeited                                    0              0                0            0.00               0             0.00
                                   ------------                   -------------                    ------------
Outstanding at                          54,000     $    15.00           54,000     $     15.00          54,000   $        15.00
 End of Year
                                   ============                   =============                    ============
Options Exercisable                     54,000     $    15.00           54,000     $     15.00          54,000   $        15.00
 at Year-End
Weighted-Average Fair
 Value of Options Granted
 During the Year                   $      N/A                     $       N/A                      $      N/A

Information pertaining to options outstanding at December 31, 2003 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                       ----------------------------------------------------     --------------------------------
                                                              Weighted
                                                               Average          Weighted                             Weighted
                                                              Remaining          Average                             Average
             Range of                       Number           Contractual        Exercise           Number            Exercise
         Exercise Prices                 Outstanding            Life              Price          Exercisable          Price
-----------------------------------    -----------------    --------------     ------------     --------------     -------------
         $15.00 - $15.00                    54,000            4.4 Years          $15.00            54,000             $15.00


NOTE 14 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

                                                                                                              To Be Well
                                                                                To Comply With             Capitalized Under
                                                                               Minimum Capital             Prompt Corrective
                                                        Actual                   Requirements              Action Provisions
                                                ------------------------    -----------------------     ------------------------
                                                  Amount        Ratio         Amount         Ratio        Amount        Ratio
                                                ----------    ----------    ----------     --------     ----------    ----------
As of December 31, 2003:
Total Capital
 (to Risk-Weighted Assets)                      $   6,293         12.7%     $   3,959        >8.0%      $   4,948        >10.0%
                                                                                             -                           -
Tier I Capital
 (to Risk-Weighted Assets)                      $   5,786         11.7%     $   1,979        >4.0%      $   2,969         >6.0%
                                                                                             -                            -
Tier I Capital
 (to Average Assets)                            $   5,786          8.3%     $   3,484        >5.0%      $   3,484         >5.0%
                                                                                             -                            -

As of December 31, 2002:
Total Capital
 (to Risk-Weighted Assets)                      $   4,894         11.5%     $   3,416        >8.0%      $   4,270        >10.0%
                                                                                             -                           -
Tier I Capital
 (to Risk-Weighted Assets)                      $   4,411         10.3%     $   1,708        >4.0%      $   2,562         >6.0%
                                                                                             -                            -
Tier I Capital
 (to Average Assets)                            $   4,411          6.9%     $   3,216        >5.0%      $   3,216         >5.0%
                                                                                             -                            -



NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 2003, the Bank had concentrations of loans secured by commercial properties and residential and other properties, as well as loans for consumer goods. Generally these loans are secured by the underlying real estate and consumer goods. The usual risk associated with such concentrations is generally mitigated by being spread over several hundred unrelated borrowers and by adequate loan to collateral value ratios.

NOTE 16 - RETIREMENT PLANS

The Bank has established a 401(k) retirement plan which allows eligible officers and employees to contribute up to fifteen percent of their annual compensation on a tax-deferred basis. The Bank has the option, at the discretion of the board of directors, to make contributions to the plan. Total retirement plan expense was $11,616, $12,705, and $15,045 for the years ended December 31, 2003, 2002, and 2001, respectively.


NOTE 17 - NEW BANK FORMATION

The Company's management and certain individual organizers recently attempted to organize a new bank called Peoples Bank of Scott County (in organization) in Oneida, Tennessee ("Peoples Bank"). The Company offered to sell shares of its common stock in connection with the new bank organization. However, sufficient shares to open the new bank were not subscribed for and the Company terminated the offering on September 10, 2003. Organizational and startup costs totalling $196,000 were incurred by Peoples Bank as of December 31, 2003 and these costs were shared by the organizers and the Company as outlined in their agreement. Organizational and startup expenses totalling $124,062 for the year ended December 31, 2003 have be expensed by the Company in accordance with AICPA Statement of Position 98-5.


NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), which requires the Company to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value.

According to SFAS No. 107, a financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both: (1) imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity, or to exchange other financial instruments on potentially favorable terms with the first entity.

SFAS No. 107 also states that the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices in an active market, if available, are the best evidence of the fair value of financial instruments. For financial instruments that do not trade regularly, management's best estimate of fair value is based on either the quoted market price of a financial instrument with similar characteristics or on valuation techniques such as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 2003 and 2002, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

The estimates of fair value are based on existing financial instruments without attempting to estimate the value of anticipated future business or activity nor the value of assets and liabilities that are not considered financial instruments. For example, the value of mortgage loan servicing rights and the value of the Bank's long-term relationships with depositors, commonly known as core deposit intangibles, have not been considered in the estimates of fair values presented below. In addition, the tax implications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been included in the estimated fair values below.

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, cash on hand, and federal funds sold. For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Interest-Bearing Deposits in Other Banks - For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Investment Securities - Quoted market prices are used to determine the estimated fair value of investment securities. The estimated fair value of non-marketable equity securities is estimated to be equivalent to historical cost.

Net Loans - The estimated fair value of fixed rate mortgage loans and commercial loans is calculated by discounting future cash flows to their present value. Future cash flows, consisting of both principal and interest payments, are discounted using current Bank rates for similar loans with similar maturities.

Fixed rate installment loans have an average maturity of less than three years, a relatively stable average interest rate, and a variety of credit risks associated with them. The fair value of these loans is estimated by discounting future estimated cash flows to their present value using current Bank rates for similar loans with similar maturities.

The estimated fair value of the allowance for loan losses is considered to be recorded book value. Additionally, the credit exposure known to exist in the loan portfolio is embodied in the allowance for loan losses.

Deposits - The estimated fair value of demand, savings, NOW and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

Securities  Sold  Under   Agreements  to  Repurchase  -  For  these   short-term
instruments, the recorded book value is a reasonable estimate of fair value.

Advances From Federal Home Loan Bank - Advances are at a fixed rate with a fixed maturity. Currently, the recorded book value is a reasonable estimate of fair value.

Trust Preferred Debt - The trust preferred debt is a variable rate borrowing subject to quarterly rate adjustments. The recorded book value is a reasonable estimate of fair value.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Bank as of December 31, 2003 and 2002.

The recorded book value and estimated fair value of the Company's financial instruments as of December 31, 2003 and 2002 are as follows:


                                                                 As of December 31, 2003             As of December 31, 2002
                                                             --------------------------------    --------------------------------
                                                               Recorded         Estimated          Recorded          Estimated
                                                              Book Value        Fair Value        Book Value        Fair Value
                                                             -------------    ---------------    -------------     --------------
FINANCIAL ASSETS:
 Cash and Cash Equivalents                                   $  4,725,883     $    4,725,883     $  5,844,554  $       5,844,554
 Interest-Bearing Deposits in Other Banks                    $    497,267     $      497,267     $    694,051  $         694,051
 Investment Securities Available for Sale                    $ 11,103,951     $   11,103,951     $ 10,305,362  $      10,305,362
 Net Loans                                                   $ 51,215,448     $   51,249,508     $ 44,291,496  $      44,734,987

FINANCIAL LIABILITIES:
 Securities Sold Under Agreements to Repurchase              $    383,610     $      383,610     $    378,225  $         378,225
 Deposits                                                    $ 63,108,294     $   63,480,657     $ 59,802,295  $      60,253,602
 Advances From Federal Home Loan Bank                        $    339,669     $      339,669     $          0  $               0
 Trust Preferred Debt                                        $  2,000,000     $    2,000,000     $          0  $               0

NOTE 19 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to CFB Bancshares, Inc. is as follows:

                            CONDENSED BALANCE SHEETS

                                                                 As of December 31,           2003                   2002
                                                                                        ------------------     ------------------
Assets:
 Cash and Due From Banks                                                                $         952,007      $              53
 Prepaid and Deferred Income Taxes                                                                138,062                 16,037
 Investment in Common Stock of Citizens First Bank                                              5,786,794              4,410,615
                                                                                        ------------------     ------------------
Total Assets                                                                            $       6,876,863      $       4,426,705
                                                                                        ==================     ==================

Liabilities                                                                             $       2,003,161      $               0
                                                                                        ------------------     ------------------

Shareholders' Equity:
 Common Stock                                                                                     352,654                353,904
 Capital in Excess of Par Value                                                                 3,988,523              4,016,024
 Retained Earnings                                                                                532,525                 56,777
                                                                                        ------------------     ------------------
  Total Shareholders' Equity                                                                    4,873,702              4,426,705
                                                                                        ------------------     ------------------
Total Liabilities and Shareholders' Equity                                              $       6,876,863      $       4,426,705
                                                                                        ==================     ==================

                         CONDENSED STATEMENTS OF INCOME

                                                                                                                   Period From
                                                                                           Year Ended          October 24, 2002
                                                                                          December 31,          to December 31,
                                                                                               2003                   2002
                                                                                        ------------------     ------------------
Income - Dividends From Citizens First Bank                                             $         200,611      $         42,000
Organizational and Startup Costs and Operating Expenses                                           163,721                41,987
                                                                                        ------------------     ------------------
Income Before Income Tax Benefit and Equity in Undistributed Net Income
  of Citizens First Bank                                                                           36,890                    13
Income Tax Benefit                                                                                 62,689                16,077
Equity in Undistributed Net Income of Citizens First Bank                                         376,169                40,687
                                                                                        ------------------     ------------------
Net Income                                                                              $         475,748      $         56,777
                                                                                        ==================     ==================

                       CONDENSED STATEMENTS OF CASH FLOWS


Cash Flows From Operating Activities:
 Net Income                                                                             $         475,748      $         56,777
                                                                                        ------------------     -------------------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
   Equity in Undistributed Net Income of Citizens First Bank                                    (376,169)               (40,687)
   Increase in Prepaid and Deferred Income Taxes                                                (122,025)               (16,037)
   Increase in Accrued Interest Payable                                                            3,161                      0
                                                                                        ------------------     ------------------
     Total Adjustments                                                                          (495,033)               (56,724)
                                                                                        ------------------     ------------------
      Net Cash Provided by (Used in) Operating Activities                                        (19,285)                    53
                                                                                        ------------------     ------------------

Cash Flow From Financing Activities:
 Proceeds From Issuance of Trust Preferred Debt                                                2,000,000                      0
                                                                                        ------------------     ------------------
 Cash Flow From Investing Activities:
 Purchase and Retirement of Common Stock                                                         (28,751)                     0
 Additional Capital Investment in Citizens First Bank                                         (1,000,010)                     0
                                                                                        ------------------     ------------------
      Net Cash Used in Investing Activities                                                   (1,028,761)                     0
                                                                                        ------------------     ------------------

Net Increase in Cash and Cash Equivalents                                                        951,954                     53
Cash and Cash Equivalents, Beginning of Period                                                        53                      0
                                                                                        ------------------     ------------------
Cash and Cash Equivalents, End of Period                                                $        952,007       $             53
                                                                                        ==================     ==================

NOTE 20 - COMPLETION OF TENDER OFFER

In November 2003 the Company made a tender offer to its shareholders to purchase up to 45,454 shares of its common stock at a price of $22 per share. The tender offer expired on February 13, 2004 and the Company purchased 40,385 shares at a total cost of $888,470. The Company retired the stock thereby reducing shareholders' equity by the cost of the shares.

Prior to the tender offer, the Company had approximately 568 shareholders. After completion of the tender offer, the Company has approximately 436 shareholders. Since the Company still has more than 300 shareholders of record, it is not eligible to terminate the registration of the Company's common stock under the Securities and Exchange Act of 1934, as amended, and will continue to be a reporting company. The Company will continue to file periodic reports with the Securities and Exchange Commission, including annual reports on Form 10-KSB, and quarterly reports on Form 10-QSB, and it will continue to be subject to the SEC's proxy rules.