Form 10QSB
period 2004-03-31
CFB BANCSHARES INC
filed 2004-05-17
CIK 1213432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------   --------------------

                        Commission file number: 000-50242


                              CFB BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

             Tennessee                                     62-1619339
      (State of other jurisdiction of                    (IRS Employer
       incorporation or organization)                    Identification No.)

                                1015 Main Street
                            Wartburg, Tennessee 37887
                    (Address of principal executive offices)

                                 (423) 346-2265
                           (Issuer's telephone number)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 311,001 shares of Common Stock as of May 7, 2004.

     Transitional Small Business Disclosure Format (check one):    Yes     No X
                                                                      ---    ---

CONTENTS

PART I. FINANCIAL INFORMATION
        ---------------------

     Item 1. Financial Statements

          Consolidated  Balance  Sheets as of March  31,  2004
          (Unaudited)  and  December 31, 2003                                  3

          Consolidated  Statements  of Income for the Three Month
          Periods Ended March 31, 2004 and 2003 (Unaudited)                    4

          Consolidated  Statements of  Comprehensive  Income
          for the Three Month Periods Ended March 31, 2004
          and 2003 (Unaudited)                                                 5

          Consolidated  Statement  of  Changes in  Shareholders'
          Equity for the Three Month Period Ended March 31, 2004
          (Unaudited)                                                          6

          Consolidated  Statements  of Cash  Flows for the Three
          Month  Periods Ended March 31, 2004 and 2003 (Unaudited)           7-8

          Notes to Consolidated Financial Statements for the
          Three Month Periods Ended March 31, 2004 and 2003
          (Unaudited)                                                       9-11

     Item 2. Management's Discussion and Analysis or Plan of Operation     12-14

     Item 3. Controls and Procedures                                          14

PART II.  OTHER INFORMATION
          -----------------

     Item 1. Legal Proceedings                                                15

     Item 2. Changes in Securities and Use of Proceeds                        15

     Item 3. Defaults upon Senior Securities                                  15

     Item 4. Submission of Matters to a Vote of Security Holders              15

     Item 5. Other Information                                                15

     Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                    16

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements


                       CFB BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

             As of March 31, 2004 (Unaudited) and December 31, 2003


                                                                           March 31, 2004               December 31, 2003
                                                                           --------------               -----------------
Assets:
Cash and Due From Banks......................................                   $3,745                   $2,860
Federal Funds Sold...........................................                    4,080                    1,866
                                                                                 -----                    -----
Total Cash and Cash Equivalents..............................                    7,825                    4,726

Interest-Bearing Deposits in other Banks.....................                      893                      497
Investment Securities Available for Sale, At Fair Value......                   10,350                   11,104
Loans, Net...................................................                   55,787                   51,215
Premises and Equipment, Net..................................                    2,929                    2,954
Accrued Interest Receivable..................................                      398                      377
Foreclosed Real Estate.......................................                      253                      136

Prepaid Expenses and Other ..................................                      213                      210
                                                                                   ---                      ---
          Total Assets.......................................                  $78,648                  $71,219
                                                                               =======                  =======

Liabilities and Shareholders' Equity:
Liabilities:
Deposits
      Demand.................................................                  $33,731                  $30,236
      Term...................................................                   32,633                   32,872
                                                                                ------                   ------
          Total Deposits.....................................                   66,364                   63,108

Securities Sold Under Agreements to Repurchase...............                      385                      384
Advances from the Federal Home Loan Bank.....................                    5,340                      340
Trust Preferred Debt.........................................                    2,000                    2,000
Accrued Interest Payable.....................................                      112                      106
Accrued Income Taxes.........................................                       62                      103
Deferred Income Taxes........................................                      255                      244
Other........................................................                       34                       54
                                                                                    --                       --
        Total Liabilities....................................                   74,552                   66,339
                                                                                ------                   ------

Shareholders' Equity :
Common Stock, Par Value $1, Authorized 2,000,000 Shares;
Issued and Outstanding 311,001 Shares in 2004 352,654 Shares
in 2003).....................................................                      311                      353
Capital in Excess of Par Value...............................                    3,114                    3,988
Retained Earnings............................................                      646                      533
Accumulated Other Comprehensive Income.......................                       25                        6
                                                                                    --                        -
        Total Shareholders' Equity...........................                    4,096                    4,880
                                                                                 -----                    -----
Total Liabilities and Shareholders' Equity...................                  $78,648                  $71,219
                                                                               =======                  =======

The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)

               For The Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                              March 31,
                                                                  ---------------------------------
                                                                       2004               2003
                                                                  ----------------  ---------------
Interest Income
     Loans..........................................                  $  929             $ 839
     Investment Securities..........................                      76                69
     Federal Funds Sold.............................                       5                10
     Interest Bearing Deposits at other Banks.......                       3                 3
                                                                       -----              ----
     Total Interest Income..........................                   1,013               921

 Interest Expense...................................                     331               370
                                                                       -----              ----

Net Interest Income.................................                     682               551

Provision For Loan Losses...........................                      60                14
                                                                       -----              ----
Net Interest Income After Provision For Loan
     Losses.........................................                     622               537
                                                                       -----              ----

Noninterest Income
     Loan Fees and Other Service Charges............                     102                74
     Service Charges on Deposit Accounts ...........                     185               153
     Other .........................................                      28                27
                                                                       -----              ----
     Total Noninterest Income.......................                     315               254
                                                                       -----              ----

Noninterest Expense
     Salaries and Employee Benefits.................                     343               284
     Occupancy and Equipment Expense................                     100                90
     Office Supplies and Postage....................                      34                36
     Data Processing Expenses.......................                      93                85
     Advertising and Promotion......................                      20                11

     Other..........................................                     135               110
                                                                       -----              ----
     Total Noninterest Expense......................                     725               616
                                                                       -----              ----

Income Before Income Taxes .........................                     212               175
Income Taxes........................................                      99                65
                                                                       -----              ----

Net Income..........................................                  $  113             $ 110
                                                                       =====              ====

Earnings Per Share:
     Basic..........................................                                              $0.34             $0.31
                                                                                                  =====             =====
     Assuming Dilution..............................                                              $0.32             $0.30
                                                                                                  =====             =====

The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                For the Nine Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                                                              For the Three Months Ended
                                                                                                        March 31,
                                                                                            ------------------------------
                                                                                                 2004            2003
                                                                                            --------------  --------------
Net income.............................................................................           $ 113            $110
                                                                                                  -----            ----
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on investment securities................................              30             (21)
     Reclassification adjustment for gains / losses included in net income.............               0               0
     Income taxes related to unrealized gains / losses on investment securities........             (11)              8
                                                                                                  -----
     Other comprehensive income (loss), net of tax.....................................              19             (13)
                                                                                                  -----            ----
     Comprehensive income..............................................................           $ 137             $97
                                                                                                   =====            ====

The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)

                    For the Three Months Ended March 31, 2004

                                                                                       Accumulated
                                                      Capital in                          Other               Total
                                         Common      Excess of Par       Retained     Comprehensive       Shareholders'
                                          Stock          Value           Earnings      Income(Loss)           Equity
                                         -------     -------------       --------     -------------       -------------
Balances, December 31, 2003              $ 353          $ 3,988           $ 533              $  6              $ 4,880
Net Income......................             0                0             113                 0                  113
Purchase & Retirement of
41,653 Shares of Common Stock...           (42)            (874)              0                 0                 (916)
Other Comprehensive Gain........             0                0               0                19                   19
                                         -----          -------           -----              ----              -------
Balances, March 31, 2004                 $ 311          $ 3,114           $ 646              $ 25              $ 4,096
                                         =====          =======           =====              ====              =======



The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                                         For the Three Months Ended March 31,
                                                                             2004                      2003
                                                                   --------------------------   ------------------
Operating Activities:
Net Income ...................................................               $  113                 $  110
                                                                             ------                 ------
Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
     Depreciation ............................................                   84                     89
     Provision for Loan Losses................................                   60                     14
    (Increase) Decrease in Accrued Interest Receivable .......                  (21)                    18
     (Increase)  Decrease in Prepaid Expenses and Other.......                   (3)                   (33)
     Increase (Decrease) in Accrued Interest Payable..........                    6                     (7)
     Increase (Decrease) in Accrued Income Taxes and Other
        Liabilities...........................................                  (61)                    39
                                                                             ------                 ------
           Total Adjustments..................................                   65                    120
                                                                             ------                 ------
            Net Cash Provided by Operating Activities.........                  178                    230
                                                                             ------                 ------
Investing Activities:
 Increase in Interest-Bearing Deposits in Other Banks.........                 (396)                  (100)
 Investment Securities Available for Sale:
     Purchases................................................               (3,150)                (4,360)
     Maturities...............................................                3,934                  2,500
 Purchases of Premises and Equipment..........................                  (59)                   (52)
Net Increase in Loans.........................................               (4,749)                  (775)
                                                                             ------                 ------
            Net Cash Used in Investing Activities.............               (4,420)                (2,787)
                                                                             ------                 ------
Financing Activities:
Dividends Paid................................................                    0                      0
Purchase and Retirement of Common Stock.......................                 (916)                     0
Increase in Securities Sold Under Agreements to Repurchase....                    1                      2
Net Increase in Advances from Federal Home Loan Bank                          5,000                      0

Increase in Deposits..........................................                3,256                  2,499
                                                                             ------                 ------
           Net Cash Provided by Financing Activities..........                7,341                  2,501
                                                                             ------                 ------
Net Increase (Decrease) in Cash and Cash Equivalents..........                3,099                   (56)
Cash and Cash Equivalents at Beginning of Period .............                4,726                  5,845
                                                                             ------                 ------
Cash and Cash Equivalents at End of Period ...................               $7,825                 $5,789
                                                                             ======                 ======
Supplementary Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest..................................................               $  325                 $  377
    Income Taxes..............................................               $  180                 $   66
Supplementary Disclosures of NonCash Investing Activities:
Acquisition of Foreclosed Real Estate.........................               $  117                 $   64
Sales of Foreclosed Real Estate by Origination of Mortgage....               $    0                 $    0
Change in Gross Unrealized Gain / Loss on Investment
     Securities Available for Sale............................               $   30                 $  (21)
Change in Deferred Taxes Associated with Unrealized
     Gain / Loss on Investment Securities Available for Sale..               $   11                 $   (8)
Change in Net Unrealized Gain/ Loss on Investment Securities
     Available for Sale........................................              $   19                 $  (13)

The accompanying notes are an integral part of these financial statements.

                       CITIZENS FIRST BANK AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2004 and 2003 (Unaudited)


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

Citizens First Bank was incorporated on October 1, 1995 for the purpose of organizing a state-chartered commercial bank and commenced operations on February 10, 1997. Citizens First Bank provides a variety of banking services to individuals and businesses through its two offices in Wartburg and Oliver Springs, Tennessee. Its primary deposit products are demand deposits and certificates of deposit; and its primary lending products are real estate mortgage loans, consumer installment loans, and commercial business loans. In March 2004 Citizens First Bank opened a Loan Production Office in Oneida, Tennessee for the purpose of offering the aforementioned lending products.

Effective October 24, 2002, Citizens First Bank's shareholders approved a share exchange agreement with CFB Bancshares, Inc. whereby one share of Company stock was exchanged for one share of Bank stock. The Bank's retained earnings as of October 24, 2002, totaling $656,612, was transferred to capital in excess of par value on a consolidated basis.

The unaudited interim consolidated financial statements for the three months ended March 31, 2004 and 2003, and as of March 31, 2004 have been prepared on the same basis as the Company's audited financial statements as of December 31, 2003 and for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003 have been included. The results of operations for such interim periods is not necessarily indicative of the results expected for the full year.

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

                                                     For the Three Months
                                                        Ended March 31
                                                        (In thousands)
                                                  ----------------------------
                                                      2004            2003
                                                  -------------    -----------
Net Income, as Reported                           $        113     $      110
Less: Total Stock-Based Employee
 Compensation Expense Determined
 Under Fair Value Based Method
 for All Awards, Net of Related Tax Effects                  0              0
                                                  -------------    -----------
Pro Forma Net Income                              $        113     $      110
                                                  =============    ===========
Earnings Per Share:
 Basic - as Reported                              $       0.34     $     0.31
                                                  =============    ===========
 Basic - Pro Forma                                $       0.34     $     0.31
                                                  =============    ===========
 Diluted - as Reported                            $       0.32     $     0.30
                                                  =============    ===========
 Diluted - Pro Forma                              $       0.32     $     0.30
                                                  =============    ===========

Earnings Per Share - Earnings per share is based on the following:

                                                        For the Three Months
                                                           Ended March 31,
                                                    ----------------------------
                                                       2004            2003
                                                    ------------    ------------
Weighted Average Number
 of Shares Outstanding
 Used for Basic Calculation                            332,817         353,904
Effect of Dilutive Stock Options                        17,182          12,779
                                                    ------------    ------------
Number of Shares Used for
 Calculation Assuming Dilution                         349,999         366,683
                                                    ============    ============

NOTE 3 - STOCK OPTION PLANS

Key Employee Plan - In April 1998, the shareholders approved a stock option plan for key employees. The plan terminates in ten years. The board of directors has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date the options are granted and must include a price per share of at least 100% of the fair market value of the Company's common stock on the date the option is granted. The board of directors has reserved 20,000 shares of common stock for issuance during the term of the plan. The board of directors has granted options to certain officers totaling 14,000 shares at a price of $15 per share. 10,000 options were granted in April 1998 and 4,000 options were granted in December 1999. No options have been exercised to date.

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

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                Periods Ended December 31,
                                                --------------------------
                                                2004               2003
                                          ------------------- ------------------
Dividend Yield                                   0%                 0%
Expected Life                                  9.9 years           9.9 years
Expected Volatility                             16%                16%
Risk-Free Interest Rate                        5.7%               5.7%

A summary of the status of the Company's stock option plans as of March 31 is presented below:

                                             2004                            2003
                                   ---------------------------    -----------------------------
                                                   Weighted                        Weighted
                                                    Average                          Average
                                                    Exercise                        Exercise
                                     Shares          Price           Shares           Price
                                   ------------    -----------    -------------    ------------

Outstanding at
 Beginning of Period                    54,000     $    15.00           54,000     $     15.00
Granted                                      0           0.00                0            0.00
Exercised                                    0           0.00                0            0.00
Forfeited                                    0           0.00                0            0.00
                                   ------------    -----------    -------------    ------------
Outstanding at                          54,000     $    15.00           54,000     $     15.00
 End of Period
                                   ============    ===========    =============    ============
Options Exercisable                     54,000     $    15.00           54,000     $     15.00
 at Period-End
Weighted-Average Fair
 Value of Options Granted
 During the Period                 $      0.00                    $       0.00

Information pertaining to options outstanding at March 31, 2004 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                       ----------------------------------------------------     --------------------------------
                                                              Weighted
                                                               Average          Weighted                             Weighted
                                                              Remaining          Average                             Average
             Range of                       Number           Contractual        Exercise           Number            Exercise
         Exercise Prices                 Outstanding            Life              Price          Exercisable          Price
-----------------------------------    -----------------    --------------     ------------     --------------     -------------
         $15.00 - $15.00                    54,000            4.1 years        $     15.00         54,000          $   15.00

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2002

GENERAL


     The Management's Discussion and Analysis of Financial Condition and Results of Operations of CFB Bancshares, Inc. ("CFB") covers the three months ended March 31, 2004 and 2003. Citizens First Bank (the "Bank") was incorporated on October 1, 1995 and commenced operations on February 10, 1997. On October 24, 2002, a Plan of Share Exchange was consummated between the Bank and CFB in which holders of Bank common shares exchanged them for common shares of CFB on a one for one basis, as provided for in the Plan of Share Exchange. The Plan of Share Exchange was approved by the Bank's shareholders on May 23, 2002. CFB was formed August 28, 2002 under the laws of the State of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Bank Holding Company Act. CFB's only activity is owning the Bank and the members of the boards of directors of CFB and the Bank are the same.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

     Total assets grew 10.4% from December 31, 2003 to March 31, 2004 as total assets increased $ 7.4 million from $71.2 million at December 31, 2003 to $78.6 million at March 31, 2004. The primary increase in asset categories for the three month period ended March 31, 2004 was a $4.6 million increase in net loans and a $2.2 million increase in Federal Funds sold. Total deposits increased $3.3 million, or 5.2%, from $63.1 million at December 31, 2003 to $66.4 million at March 31, 2004. CFB is continuing to attract new customers at both of its current locations.

     Total shareholders' equity decreased approximately $784,000 as CFB had net income of approximately $113,000, a net unrealized gain on available-for-sale securities of approximately $19,000, and purchased and retired 41,653 shares of common stock at a cost of approximately $916,000.

Comparison of Results of Operations

     During the three months ended March 31, 2004, net income was approximately $113,000 or $0.34 per share. During the three months ended March 31, 2003, a net income was approximately $110,000 or $0.31 per share.

Net Income

     Net income for the three months ended March 31, 2004 totaled approximately $113,000. This amount is $26,000 less than the budgeted amount. The March 31, 2004 net interest margin (annualized) was 3.96% compared to 3.44% for March 31, 2003 as deposit account rates have repriced more quickly than loan rates. Management anticipates substantially achieving the 2004 net income budget of $602,000. Net income for the three months ended March 31, 2003 totaled approximately $110,000.

Net Interest Income

     Net interest income was $682,000 for the three months ended March 31, 2004, an increase of approximately 23.8% or $131,000 over the same period in 2003. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin increased due to the yield on CFB's interest bearing assets increasing while the rates on CFB's interest bearing liabilities declined to a greater degree. Average loans net of unearned interest income increased approximately $8.2 million to $52.6 million at March 31, 2004, as compared to $44.4 million at March 31, 2003. Average loans net of unearned interest income at March 31, 2004 were approximately 79.6% of average total earning assets at March 31, 2004 and 75% at March 31, 2003.

     The yield on total earning assets declined 6 basis points for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment. During 2003, the Federal Reserve lowered key interest rates 25 basis points. The yield on average loans was 7.07% for the three months ended March 31, 2004 as compared to 7.56% for the three months ended March 31, 2003. Investment yields increased 32 basis points during the three months ended March 31, 2004 as compared to the same period in 2003. Yields on federal funds sold, the rates on which can change overnight, declined 26 basis points due to the decline in the interest rate environment.

     Total interest expense was $331,000 for the three months ended March 31, 2004, a 10.5% decrease as compared to the same period in 2003. The average rate on interest-bearing liabilities was 2.18% for the three months ended March 31, 2004, 58 basis points lower than the average rate on interest-bearing liabilities during the three months ended March 31, 2003. The decrease in the rates on deposits during 2004 as compared to 2003 can be attributed to the rate on CFB's deposits continuing to decline as CFB repriced maturing time deposits into lower rates and attracted new deposits at lower rates.

Provision For Loan Losses

     The provision for loan loss was approximately $60,000 for the three months ended March 31, 2004. This was the result of net charge offs of $30,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was more than the budgeted amount. Management anticipates the 2004 provision for loan loss expense to be greater than the 2003 expense of $163,000 on an annual basis.

     The provision for loan loss expense was approximately $14,000 for the three months ended March 31, 2003 due to the requirement of maintaining the loan loss reserve at a level considered appropriate by management. Net charge-offs for the three months ended March 31, 2003 were approximately $30,000.

     As a percentage of average loans, the annualized rate of net charge-offs was .23% for the three months ended March 31, 2004 compared to a .27% ratio for fiscal period 2003. We expect that net charge-offs will be moderate for the remainder of 2004. While this is our expectation based on our own internal procedures, reviews and knowledge of CFB's loan portfolio and market area, we cannot assure you that net charge-off levels will not be higher than levels realized thus far during 2004.

     As of March 31, 2004, after reviewing the allowance for loan losses we concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that we believe is adequate to absorb losses within the loan portfolio.

Noninterest Income

     Noninterest income for the three months ended March 31, 2004 totaled approximately $315,000, compared to approximately $254,000 for the three months ended March 31, 2003, and was more than the budgeted amount by $26,000. Noninterest income consists of fees for the sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. We have budgeted 2004 noninterest income to total $1.2 million. Amounts achieved through March 31, 2004 appear to be on target to meet the budgeted amount.

Noninterest Expense

     Noninterest expense totaled approximately $725,000 for the three months ended March 31, 2004. This amount was comprised of approximately $343,000 for salaries and benefits, approximately $100,000 for premises and equipment expense, approximately $93,000 for data processing expenses, and approximately $189,000 other expense items.

     Noninterest expense was $616,000 for the three months ended March 31, 2003. This amount was comprised of approximately $284,000 for salaries and benefits, approximately $90,000 for premises and equipment expense, approximately $85,000 for data processing expenses, and approximately $157,000 for other expense items.

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

     CFB recognized income tax expense of $99,000 and $65,000 for the three months ended March 31, 2004 and 2003, respectively. The effective tax rate for the three month periods ended March 31, 2004 and 2003 were approximately 46.7% and 37%, respectively. The increase in the effective tax rate for the three-month period ended March 31, 2004 was primarily due to certain nondeductible costs associated with the purchase and retirement of our common stock.

CAPITAL REQUIREMENTS
--------------------

     CFB's equity capital was approximately $4.1 million at March 31, 2004 compared to $4.9 million at year end 2003. This decrease of approximately $784,000 consists primarily of CFB's net income for the three months ended March 31, 2004 of approximately $113,000, a net unrealized gain on available-for-sale securities of approximately $19,000, and the purchase and retirement of common stock at a cost of approximately $916,000. CFB is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and investment security repayments or sales of available for sale securities.

     During the three month period ended March 31, 2004, CFB decreased available for sale securities by approximately $754,000 from approximately $11.1 million at year end 2003 to approximately $10.3 million at March 31, 2004. Deposits increased approximately $3.3 million during the three months ended March 31, 2004. CFB has $2.5 million in available federal funds lines and approximately $1.6 million in available borrowings from the Federal Home Loan Bank. Management believes that we have cash on hand and other funding sources adequate to fund operations for the next 12 months.

     CFB can also enter into repurchase agreement transactions should the need for additional liquidity arise. As of March 31, 2004, CFB had $385,000 in repurchase agreement balances outstanding.

     At March 31, 2004, CFB had capital of $4.1 million, or 5.2% of total assets as compared to $4.9 million, or 6.8% at December 31, 2003. CFB is subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets. At March 31, 2004, CFB exceeded the required capital levels.

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

Item 3.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, CFB's Chief Executive Officer and its Chief Financial Officer have evaluated the effectiveness of the design and operation of CFB's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that CFB's disclosure controls and procedures are effective as of March 31, 2004 to ensure that material information relating to CFB and CFB's consolidated subsidiaries is made known to such officers by others within these entities, in order to allow timely decisions regarding required disclosure.

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

31.2 Certification  of Billy M. Rice,  Wendell S. Langley,  the Chief  Financial
     Officer  of  CFB  Bancshares,   Inc.,   Pursuant  to  Section  302  of  the
     Sarbanes-Oxley Act of 2002.

32.1 Certification of Billy M. Rice, President and Chief Executive Officer of CFB Bancshares, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification  of Billy M. Rice,  Wendell S. Langley,  the Chief  Financial
     Officer  of  CFB  Bancshares,   Inc.,   Pursuant  to  Section  906  of  the
     Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     There have been no Current Reports on Form 8-K filed during the three months ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CFB BANCSHARES, INC.
                                       (Registrant)

Date: May  14  , 2004                  /s/ Billy M. Rice
          -----                        -----------------------------------------
                                       Billy M. Rice, President and Chief
                                       Executive Officer (principal executive
                                       officer)

Date: May  14  , 2004                  /s/ Wendell S. Langley
          -----                        -----------------------------------------
                                       Wendell S. Langley, Chief Financial
                                       Officer