Form 10QSB
period 2004-06-30
CFB BANCSHARES INC
filed 2004-08-16
CIK 1213432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[  ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                     --------------  ---------------

                        Commission file number: 000-50242


                              CFB BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

             Tennessee                                      62-1619339
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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 309,834 shares of Common Stock as of August 11, 2004.

     Transitional Small Business Disclosure Format (check one):  Yes[ ]  No [X]

CONTENTS

PART I. FINANCIAL INFORMATION
        ---------------------

     Item 1. Financial Statements

          Consolidated  Balance  Sheets  as of June  30,  2004
          (Unaudited)  and December 31, 2003                                   3

          Consolidated  Statements  of Income for the Three
          and Six Months Ended June 30, 2004 and 2003 (Unaudited)              4

          Consolidated Statements of Comprehensive Income for
          the Three and Six Months Ended June 30, 2004
          and 2003 (Unaudited)                                                 5

          Consolidated Statement of Changes in Shareholders'
          Equity for the Six Months Ended June 30, 2004 (Unaudited)            6

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2004 and 2003 (Unaudited)                             7

          Notes to Consolidated Financial Statements                        8-10

     Item 2. Management's Discussion and Analysis or Plan of Operation     11-17

     Item 3. Controls and Procedures                                          17


PART II. OTHER INFORMATION
         -----------------

     Item 1. Legal Proceedings                                                18

     Item 2. Changes in Securities and Use of Proceeds                        18

     Item 3. Defaults Upon Senior Securities                                  18

     Item 4. Submission of Matters to a Vote of Security Holders              18

     Item 5. Other Information                                                19

     Item 6. Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                    20

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements


                      CFB BANCSHARES, INC. AND SUBSIDAIRIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

              As of June 30, 2004 (Unaudited) and December 31, 2003

                                                                           June 30, 2004     December 31, 2003
                                                                           -------------     -----------------
Assets:
Cash and Due From Banks......................................                  $ 1,950              $ 2,860
Federal Funds Sold...........................................                      137                1,866
                                                                               -------              -------
Total Cash and Cash Equivalents..............................                    2,087                4,726

Interest-Bearing Deposits in Other Banks.......................                    695                  497
Investment Securities Available for Sale, At Fair Value......                    9,099               11,104
Loans, Net....................................................                  60,954               51,215
Premises and Equipment, Net..................................                    2,874                2,954
Accrued Interest Receivable..................................                      379                  377
Foreclosed Real Estate.......................................                      117                  136

Prepaid Expenses and Other ..................................                      176                  210
                                                                               -------              -------
          Total Assets.......................................                  $76,381              $71,219
                                                                               =======              =======
Liabilities and Shareholders' Equity:
Liabilities:
Deposits
      Demand.................................................                  $31,235              $30,236
      Term...................................................                   32,393               32,872
                                                                               -------              -------
          Total Deposits.....................................                   63,628               63,108

Securities Sold Under Agreements to Repurchase...............                      386                  384
Advances From the Federal Home Loan Bank.....................                    5,833                  340
Trust Preferred Debt.........................................                    2,000                2,000
Accrued Interest Payable.....................................                      128                  106
Accrued Income Taxes.........................................                       36                  103
Deferred Income Taxes........................................                      192                  244
Other........................................................                       81                   54
                                                                               -------              -------
        Total Liabilities....................................                   72,284               66,339
                                                                               -------              -------

Shareholders' Equity :
Common Stock, Par Value $1, Authorized 2,000,000
 Shares;  Issued and Outstanding 310,684 Shares in 2004
 (352,654 Shares in 2003)....................................                      311                  353
Capital in Excess of Par Value...............................                    3,107                3,988
Retained Earnings............................................                      759                  533
Accumulated Other Comprehensive Income (Loss)................                      (80)                   6
                                                                               -------              -------
        Total Shareholders' Equity...........................                    4,097                4,880
                                                                               -------              -------
Total Liabilities and Shareholders' Equity...................                  $76,381              $71,219
                                                                               =======              =======

   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)

            For the Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                       For the Three Months Ended          For the Six Months Ended
                                                                  June 30,                           June 30,
                                                              2004             2003             2004            2003
                                                      ---------------  --------------  ----------------  -------------
Interest Income
     Loans..........................................           $  983           $ 850            $1,913         $1,689
     Investment Securities..........................               67              86               144            155
     Federal Funds Sold.............................                5               8                10             18
     Interest Bearing Deposits at Other Banks.......                4               4                 7              7
                                                               ------           -----            ------         ------
     Total Interest Income..........................            1,059             948             2,074          1,869

 Interest Expense...................................              377             352               709            722
                                                               ------           -----            ------         ------

Net Interest Income.................................              682             596             1,365          1,147

Provision For Loan Losses...........................               88              18               148             32
                                                               ------           -----            ------         ------
Net Interest Income After Provision for Loan
     Losses.........................................              594             578             1,217          1,115
                                                               ------           -----            ------         ------

Noninterest Income
     Loan Fees and Other Service Charges............              109             105               211            179
     Service Charges on Deposit Accounts ...........              199             187               384            340
     Other .........................................               22              13                48             40
                                                               ------           -----            ------         ------
     Total Noninterest Income.......................              330             305               643            559
                                                               ------           -----            ------         ------

Noninterest Expense
     Salaries and Employee Benefits.................              362             284               705            568
     Occupancy and Equipment Expense................              104              94               204            184
     Office Supplies and Postage....................               33              31                66             67
     Data Processing Expenses.......................               96              84               189            169
     Advertising and Promotion......................               24              14                44             25
     Holding Co. and Organizational Expense                         0              46                 0             54
     Other..........................................              122             124               258            226
                                                               ------           -----            ------         ------
     Total Noninterest Expense......................              741             677             1,466          1,293
                                                               ------           -----            ------         ------

Income Before Income Taxes .........................              183             206               394            381
Income Taxes........................................               70              93               168            158
                                                               ------           -----            ------         ------

Net Income..........................................           $  113           $ 113            $  226           $223
                                                               ======           =====            ======         ------

Earnings Per Share:
     Basic..........................................          $   .36           $ .32            $  .70         $  .63
                                                              =======           =====            ======         ======
     Assuming Dilution..............................          $   .34           $ .31            $  .67         $  .60
                                                              =======           =====            ======         ======


     The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

            For the Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                For the Three           For the Six
                                                                                 Months Ended          Months Ended
                                                                                   June 30,              June 30,
                                                                              -------------------    ------------------
                                                                                2004       2003         2004     2003
                                                                                ----       ----         ----     ----
Net income.................................................................     $113       $113         $226     $223
                                                                                ----       ----         ----     ----
Other comprehensive income (loss), net of tax:

     Unrealized gains (losses) on investment securities....................     (168)        38         (138)      17
     Reclassification adjustment for gains / losses included in net income.        0          0            0        0
     Income taxes related to unrealized gains / losses on investment
     securities............................................................       63        (14)          52       (6)
                                                                                ----       ----         ----     ----
Other comprehensive income (loss), net of tax..............................     (105)        24          (86)      11
                                                                                ----       ----         ----     ----
Comprehensive income.......................................................       $8       $137         $140     $234
                                                                                ====       ====         ====     ====
















     The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)
                     For the Six Months Ended June 30, 2004

                                                                                       Accumulated
                                                      Capital in                          Other               Total
                                         Common      Excess of Par       Retained     Comprehensive       Shareholders'
                                          Stock          Value           Earnings      Income (Loss)          Equity
                                         ------      --------------      --------     --------------      -------------
Balances, December 31, 2003               $ 353          $ 3,988           $ 533             $   6              $ 4,880

Net Income......................              0                0             226                 0                  226

Purchase and Retirement of
41,970 Shares of Common
Stock...........................            (42)            (881)              0                 0                 (923)


Other Comprehensive Loss........              0                0               0               (86)                 (86)
                                          -----          -------           -----             -----               ------

Balances, June 30, 2004                   $ 311          $ 3,107           $ 759             $ (80)              $4,097
                                          =====          =======           =====             =====               ======








   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                 For the Six Months Ended June 30, 2004 and 2003

                                                                           For the Six Months Ended June 30,
                                                                                2004                   2003
                                                                       ---------------------   ------------------
Operating Activities:
Net Income ...................................................                     $  226                 $  223
                                                                                   ------                 ------
Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
     Depreciation ............................................                        171                    173
     Provision for Loan Losses................................                        148                     32
    (Increase) Decrease in Accrued Interest Receivable .......                         (2)                    33
     Decrease in Prepaid Expenses and Other...................                         34                     75
     Increase (Decrease) in Accrued Interest Payable..........                         22                    (12)
     Increase  in Accrued Income Taxes and Other Liabilities..                         40                     87
                                                                                   ------                 ------
           Total Adjustments..................................                        413                    388
                                                                                   ------                 ------
            Net Cash Provided by Operating Activities.........                        639                    611
                                                                                   ------                 ------
Investing Activities:
 Increase in Interest-Bearing Deposits in Other Banks.........                       (198)                  (100)
 Investment Securities Available for Sale:
     Purchases................................................                     (5,052)                (9,731)
     Maturities...............................................                      6,919                  7,750
 Purchases of Premises and Equipment..........................                        (91)                  (125)
Net Increase in Loans.........................................                     (9,948)                (2,458)
                                                                                   ------                 ------
            Net Cash Used in Investing Activities.............                     (8,370)                (4,664)
                                                                                   ------                 ------
Financing Activities:
Purchase and Retirement of Common Stock................................              (923)                   (28)
Increase in Securities Sold Under Agreements to Repurchase....                          2                      3
Net Increase in Advances From Federal Home Loan Bank..........                      5,493                      0
Net Increase in Deposits......................................                        520                  2,653
                                                                                   ------                 ------
           Net Cash Provided by Financing Activities..........                      5,092                  2,628
                                                                                   ------                 ------
Net Decrease in Cash and Cash Equivalents.....................                     (2,639)                (1,425)
Cash and Cash Equivalents at Beginning of Period .............                      4,726                  5,845
                                                                                   ------                 ------
Cash and Cash Equivalents at End of Period ...................                     $2,087                 $4,420
                                                                                   ======                 ======
Supplementary Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest..................................................                     $  687                 $  734
    Income Taxes..............................................                     $   60                 $   16
Supplementary Disclosures of Noncash Investing Activities:
Acquisition of Foreclosed Real Estate.........................                     $  117                 $   90
Sales of Foreclosed Real Estate by Origination of Mortgage
Loans.....                                                                         $   56                 $   30
Change in Gross Unrealized Gain / Loss on Investment
     Securities Available for Sale............................                     $ (138)                $   17
Change in Deferred Taxes Associated with Unrealized
     Gain / Loss on Investment Securities Available for Sale..                     $  (52)                $    6
Change in Net Unrealized Gain/ Loss on Investment Securities
     Available for Sale........................................                    $  (86)                $   11

   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2004 and 2003 (Unaudited)


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

Citizens First Bank was incorporated on October 1, 1995 for the purpose of organizing a state-chartered commercial bank and commenced operations on February 10, 1997. Citizens First Bank provides a variety of banking services to individuals and businesses through its two offices in Wartburg and Oliver Springs, Tennessee. Its primary deposit products are demand deposits and certificates of deposit; and its primary lending products are real estate mortgage loans, consumer installment loans, and commercial business loans. In March 2004, Citizens First Bank opened a Loan Production Office in Oneida, Tennessee for the purpose of offering the aforementioned lending products.

In July 2004, Citizens First Bank filed an application with the Tennessee Department of Financial Institutions (TDFI) to open a branch office in Oneida, Tennessee. This application was approved by the TDFI in July 2004.

Effective October 24, 2002, Citizens First Bank's shareholders approved a share exchange agreement with CFB Bancshares, Inc. whereby one share of Company stock was exchanged for one share of Bank stock. The Bank's retained earnings as of October 24, 2002, totaling $656,612, was transferred to capital in excess of par value on a consolidated basis.

The unaudited interim consolidated financial statements for the three and six months ended June 30, 2004 and 2003, and as of June 30, 2004 have been prepared on the same basis as the Bank's audited financial statements as of December 31, 2003 and for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003 have been included. The results of operations for such interim periods is not necessarily indicative of the results expected for the full year.

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

                                                    For the Three Months             For the Six Months
                                                        Ended June 30,                  Ended June 30,
                                                        (In thousands)                  (In thousands)
                                                  ----------------------------    ---------------------------
                                                        2004            2003           2004           2003
                                                  -------------    -----------    -----------    ------------
Net Income, as Reported                           $        113     $      113     $      226     $       223
Less: Total Stock-Based Employee
 Compensation Expense Determined
 Under Fair Value Based Method
 for All Awards, Net of  Related Tax Effects                 0              0              0               0
                                                  -------------    -----------    -----------    ------------
Pro Forma Net Income                              $        113     $      113     $      226     $       223
                                                  =============    ===========    ===========    ============
Earnings Per Share:
 Basic - as Reported                              $        .36     $      .32     $      .70     $       .63
                                                  =============    ===========    ===========    ============
 Basic - Pro Forma                                $        .36     $      .32     $      .70     $       .63
                                                  =============    ===========    ===========    ============
 Diluted - as Reported                            $        .34     $      .31     $      .67     $       .60
                                                  =============    ===========    ===========    ============
 Diluted - Pro Forma                              $        .34     $      .31     $      .67     $       .60
                                                  =============    ===========    ===========    ============

Earnings Per Share - Earnings per share is based on the following:

                                                        For the Three Months            For the Six Months
                                                           Ended June 30,                 Ended June 30,
                                                    ----------------------------    --------------------------
                                                        2004            2003            2004           2003
                                                    ------------    ------------    -----------    -----------
Weighted Average Number
 of Shares Outstanding
 Used for Basic Calculation                             310,949         352,654        321,439        353,904
Effect of Dilutive Stock Options                         17,182          15,429         17,182         15,429
                                                    ------------    ------------    -----------    -----------
Number of Shares Used for
 Calculation Assuming Dilution                          328,131         368,083        338,621        369,333
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

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                 Periods Ended June 30,
                                          --------------------------------------
                                                 2004               2003
                                          ------------------- ------------------
Dividend Yield                                    0%                 0%
Expected Life                                   9.9 years          9.9 years
Expected Volatility                              16%                16%
Risk-Free Interest Rate                         5.7%               5.7%


A summary of the status of the Company's stock option plans as of June 30 is presented below:

                                              2004                            2003
                                   ---------------------------    -----------------------------
                                                    Weighted                        Weighted
                                                     Average                          Average
                                                    Exercise                        Exercise
                                     Shares          Price           Shares           Price
                                   ------------    -----------    -------------    ------------
Outstanding at
 Beginning of Period                    54,000     $    15.00           54,000     $     15.00
Granted                                      0           0.00                0            0.00
Exercised                                    0           0.00                0            0.00
Forfeited                                    0           0.00                0            0.00
                                   ------------    -----------    -------------    ------------
Outstanding at
 End of Period                          54,000     $    15.00           54,000     $     15.00
                                   ============    ===========    =============    ============
Options Exercisable
 at Period-End                          54,000     $    15.00           54,000     $     15.00
Weighted-Average Fair
 Value of Options Granted
 During the Period                 $      0.00                    $       0.00

Information pertaining to options outstanding at June 30, 2004 is as follows:

                                             Options Outstanding                           Options Exercisable
                             ----------------------------------------------------    --------------------------------
                                                   Weighted
                                                    Average           Weighted                            Weighted
                                                   Remaining           Average                            Average
        Range of                 Number           Contractual         Exercise          Number            Exercise
    Exercise Prices            Outstanding           Life               Price         Exercisable          Price
-------------------------    ----------------    --------------      ------------    --------------     -------------
    $15.00 - $15.00              54,000            3.8 years         $      15.00        54,000         $     15.00

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

GENERAL
-------

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of CFB Bancshares, Inc. ("CFB") covers the six months ended June 30, 2004 and 2003. Citizens First Bank (the "Bank") was incorporated on October 1, 1995 and commenced operations on February 10, 1997. On October 24, 2002, a Plan of Share Exchange was consummated between the Bank and CFB in which holders of Bank common shares exchanged them for common shares of CFB on a one for one basis, as provided for in the Plan of Share Exchange. The Plan of Share Exchange was approved by the Bank's shareholders on May 23, 2002. CFB was formed August 28, 2002 under the laws of the State of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Bank Holding Company Act. CFB's only activity is owning the Bank and the members of the boards of directors of CFB and the Bank are the same.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

     Total assets grew from December 31, 2003 to June 30, 2004 as total assets increased $5.2 million, or 7.2%, from $71.2 million at December 31, 2003 to $76.4 million at June 30, 2004. The primary increase in asset categories for the six month period ended June 30, 2004 was a $9.7 million increase in net loans. Total deposits increased approximately $500,000, or .8%, from $63.1 million at December 31, 2003 to $63.6 million at June 30, 2004. CFB is continuing to attract new customers at both of its current locations.

     Total shareholders' equity decreased approximately $783,000 as CFB had net income of approximately $226,000, a net unrealized loss on available-for-sale securities of approximately $86,000, and purchased and retired 41,970 shares of common stock at a cost of approximately $923,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
-----------------------------------------------------------------------

Comparison of Results of Operations

     During the three months ended June 30, 2004, the Company attained a net income of approximately $113,000 or $0.36 per share. During the three months ended June 30, 2003, the Bank had a net income of approximately $ 113,000 or $0.32 per share.

Net Income

     Net income for the three months ended June 30, 2004 totaled approximately $113,000. This amount is $22,000 less than the budgeted amount. The June 30, 2004 net interest margin (annualized) was 3.87% compared to 3.60% for June 30, 2003 as deposit account rates have repriced more quickly than loan rates. Management anticipates substantially achieving the 2004 net income budget of $602,000. Net income for the three months ended June 30, 2003 totaled approximately $113,000. This amount was $9,000 less than the budgeted amount.

Net Interest Income

     Net interest income was $682,000 for the three months ended June 30, 2004, an increase of approximately 14.4% or $86,000 over the same period in 2003. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin increased slightly as the yield on CFB's interest bearing assets decreased to a lesser degree than the yield on CFB's interest bearing liabilities. Average loans net of unearned interest income increased approximately $12.6 million to $58.4 million at June 30, 2004, as compared to $45.8 million at June 30, 2003. Average loans net of unearned interest income at June 30, 2003 were approximately 82% of average total earning assets at June 30, 2004 and 74% at June 30, 2003.

     The yield on total earning assets declined 21 basis points for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment. During 2003 the Federal Reserve lowered key interest rates 25 basis points. The yield on average loans was 6.74% for the three months ended June 30, 2004 as compared to 7.42% for the three months ended June 30, 2003. Investment yields declined 20 basis points during the first three months as compared to the same period in 2003 again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 12 basis points due to the decline in the interest rate environment.

     Total interest expense was $377,000 for the three months ended June 30, 2004, a 7.1% increase as compared to the same period in 2003. The average rate on interest-bearing liabilities was 2.07% for the three months ended June 30, 2004, 49 basis points lower than the average rate on interest-bearing liabilities during the three months ended June 30, 2003. The decrease in the rates on deposits during 2004 as compared to 2003 can be attributed to the repricing of our liabilities at lower rates during 2003.

Provision For Loan Losses

     The provision for loan loss was approximately $88,000 for the three months ended June 30, 2004. This was the result of net charge-offs of $14,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was more than the budgeted amount. Management anticipates the 2004 provision for loan loss expense to be greater than the 2003 expense of $163,000 on an annual basis.

     The provision for loan loss expense was approximately $18,000 for the three months ended June 30, 2003 due to the requirement of maintaining the loan loss reserve at a level considered appropriate by management. Net charge-offs for the three months ended June 30, 2003 were approximately $22,000.

     As a percentage of average loans, the annualized rate of net charge-offs was 0.10% for the three months ended June 30, 2004 compared to a 0.19% ratio for fiscal period 2003. It is management's expectation that net charge-offs will be moderate for the remainder of 2004. While this is management's expectation based on its own internal procedures, reviews and knowledge of CFB's loan portfolio and market area, there can be no assurances that net charge-off levels will not be higher than levels realized thus far during 2004.

     As of June 30, 2004, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite CFB's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, CFB maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio.

Non-Interest Income

     Noninterest income for the three months ended June 30, 2004 totaled approximately $330,000, compared to approximately $305,000 for the three months ended June 30, 2003, and was more than the budgeted amount by $41,000. Noninterest income consists of fees for the sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. Management has budgeted 2004 noninterest income to total $1.2 million. Amounts achieved through June 30, 2004 appear to be on target to substantially meet the budgeted amount.

Non-Interest Expense

     Noninterest expense totaled approximately $741,000 for the three months ended June 30, 2004. This amount was comprised of approximately $362,000 for salaries and benefits, approximately $104,000 for occupancy and equipment expense, approximately $96,000 for data processing expenses, and approximately $179,000 for other expense items.

     Noninterest expense was $677,000 for the three months ended June 30, 2003. This amount was comprised of approximately $284,000 for salaries and benefits, approximately $94,000 for occupancy and equipment expense, approximately $84,000 for data processing expenses, approximately $46,000 for holding company organizational expenses, and approximately $169,000 for other expense items.

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

     CFB recognized income tax expense of $70,000 and $93,000 for the three months ended June 30, 2004 and 2003, respectively. The effective tax rates for the three month periods ended June 30, 2004 and 2003 were approximately 38% and 45%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
---------------------------------------------------------------------

Comparison of Results of Operations

     During the six months ended June 30, 2004, CFB attained a net income of approximately $226,000, or $.70 per share. During the six months ended June 30, 2003, the Bank had a net income of approximately $223,000, or $.63 per share.

Net Income

     Net income for the six months ended June 30, 2004 totaled approximately $226,000. This amount is $32,000 less than the budgeted amount. The June 30, 2004 net interest margin (annualized) was 4.02% compared to 3.51% for June 30, 2003 as deposit account rates have repriced more quickly than loan rates. Management anticipates substantially achieving the 2004 net income budget of
$602,000. Net income for the six months ended June 30, 2003 totaled approximately $223,000.

Net Interest Income

     Net interest income was $1.4 million for the six months ended June 30, 2004, an increase of approximately 19% or $218,000 over the same period in 2003. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin increased slightly as the yield on CFB's interest bearing assets decreased to a lesser degree than the rates on CFB's interest bearing liabilities. Average loans net of unearned interest income increased approximately $10.7 million to $56 million at June 30, 2004, as compared to $45.3 million at June 30, 2003. Average loans net of unearned interest income at June 30, 2004 were approximately 81% of average total earning assets at June 30, 2004 and 74% at June 30, 2003.

     The yield on total earning assets declined 15 basis points for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment. During 2003, the Federal Reserve lowered key interest rates 25 basis points. The yield on average loans was 6.83% for the six months ended June 30, 2004 as compared to 7.45% for the six months ended June 30, 2003. Investment yields increased 10 basis points during the six months ended June 30, 2004 as compared to the same period in 2003. Yields on federal funds sold, the rates on which can change overnight, declined 21 basis points due to the decline in the interest rate environment.

     Total interest expense was $709,000 for the six months ended June 30, 2004, a 1.8% decrease as compared to the same period in 2003. The average rate on interest-bearing liabilities was 2.0% for the six months ended June 30, 2004, 66 basis points lower than the average rate on interest-bearing liabilities during the six months ended June 30, 2003. The decrease in the rates on deposits during 2004 as compared to 2003 can be attributed to the rate on CFB's deposits continuing to decline as CFB repriced maturing time deposits into lower rates and attracted new deposits at lower rates.

Provision For Loan Losses

     The provision for loan loss was approximately $148,000 for the six months ended June 30, 2004. This was the result of net charge-offs of $44,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was greater than the budgeted amount. Management anticipates the 2004 provision for loan loss expense to be greater than the 2003 expense of $163,000 on an annual basis.

     The provision for loan loss expense was approximately $32,000 for the six months ended June 30, 2003 due to the requirement of maintaining the loan loss reserve at a level considered appropriate by management. Net charge-offs for the six months ended June 30, 2003 were approximately $52,000.

     As a percentage of average loans, the annualized rate of net charge-offs was .16% for the six months ended June 30, 2004 compared to a 23% ratio for fiscal period 2003. It is management's expectation that net charge-offs will be moderate for the remainder of 2004. While this is management's expectation based on its own internal procedures, reviews and knowledge of CFB's loan portfolio and market area, there can be no assurances that net charge-off levels will not be higher than levels realized thus far during 2004.

     As of June 30, 2004, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the CFB's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, CFB maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio.

Noninterest Income

     Noninterest income for the six months ended June 30, 2004 totaled approximately $643,000, compared to approximately $559,000 for the six months ended June 30, 2003, and was more than the budgeted amount by $65,000. Noninterest income consists of fees for the sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. Management has budgeted 2004 noninterest income to total $1.2 million. Amounts achieved through June 30, 2004 appear to be on target to meet the budgeted amount.

Noninterest Expense

     Noninterest expense totaled approximately $1.5 million for the six months ended June 30, 2004. This amount was comprised of approximately $705,000 for salaries and benefits, approximately $204,000 for occupancy and equipment expense, approximately $189,000 for data processing expenses, and approximately $368,000 for other expense items.

     Noninterest expense was $1.3 million for the six months ended June 30, 2003. This amount was comprised of approximately $568,000 for salaries and benefits, approximately $184,000 for occupancy and equipment expense, approximately $169,000 for data processing expenses, and approximately $372,000 for other expense items.

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

     CFB recognized income tax expense of $168,000 and $158,000 for the six months ended June 30, 2004 and 2003, respectively. The effective tax rates for the six months ended June 30, 2004 and 2003 were approximately 42.6% and 41.5%, respectively. The increase in the effective tax rate for the six-month period ended June 30, 2004 was primarily due to certain nondeductible costs associated with the purchase and retirement of our common stock.

Interest Rate Sensitivity

     The Bank's profitability is dependent to a large extent upon net interest income, which is the difference between its interest income on interest-earning assets and interest expense on interest-bearing liabilities. In recent years, the banking industry has experienced steady interest rates, which have likewise produced steady growth in net interest income as the Bank has grown. The Bank will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities. A sudden increase in interest rates could have a negative impact on the Bank's net income through a narrower interest margin and/or reduced lending volume.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

CAPITAL REQUIREMENTS
--------------------

     CFB's equity capital was approximately $4.1 million at June 30, 2004 compared to $4.9 million at year end 2003. This decrease of approximately $783,000 consists primarily of CFB's net income for the six months ended June 30, 2004 of approximately $226,000, a net unrealized loss on available-for-sale securities of approximately $86,000, and the purchase and retirement of common stock at a cost of approximately $923,000. CFB is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and investment security repayments or sales of available for sale securities.

     During the six months ended June 30, 2004, CFB decreased available for sale securities by approximately $2 million from approximately $11.1 million at year end 2003 to approximately $9.1 million at June 30, 2004. Deposits increased approximately $520,000 during the six months ended June 30, 2004. CFB has $2.5 million in available federal funds lines and approximately $2.1 million in available borrowings from the Federal Home Loan Bank. Management believes that we have cash on hand and other funding sources adequate to fund operations for the next 12 months.

     CFB can also enter into repurchase agreement transactions should the need for additional liquidity arise. As of June 30, 2004, CFB had $386,000 in repurchase agreement balances outstanding.

     At June 30, 2004, CFB had capital of $4.1 million, or 5.4% of total assets as compared to $4.9 million, or 6.8% at December 31, 2003. CFB is subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets. At June 30, 2004, CFB exceeded the required capital levels.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

          The annual shareholders' meeting of CFB Bancshares, Inc. was held on May 4, 2004. Of the outstanding 311,669 shares of stock, 190,073 shares were represented by proxy or in person. Two items were acted upon at the meeting.

          1.   Election of Directors

          The following is a tabulation of the votes for and against each nominee:

                                                  Votes
                                                  -----
                  Nominee             For        Against     Abstain
                  -------             ---        -------     --------
          Clyde Darnell               189,673                400
          William D. Goodman          189,673                400
          Samuel L. Hull              189,673                400
          Billy M. Rice               189,673                400
          Church H. Smith             189,673                400
          Stephen N. Smith            189,673                400
          James F. Wilson             189,673                400
          Wendell S. Langley          189,673                400

          2.   Appointment of Auditors

          Ratification of the appointment of Pugh and Company, P.C., as independent auditors for the fiscal year ending December 31, 2004:

           For           189,005
           ---
           Against
           -------
           Abstain         1,068
           -------

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

         (b) Reports on Form 8-K:

There have been no Current Reports on Form 8-K filed during the three months ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CFB BANCSHARES, INC.
                                                (Registrant)


Date: August 16, 2004               /s/ Billy M. Rice
                                    -------------------------------------
                                    Billy M. Rice, President and Chief Executive
                                    Officer (principal executive officer)

Date: August 16, 2004               /s/ Wendell S. Langley
                                    -------------------------------------
                                    Wendell S. Langley, Chief Financial Officer
                                    Officer (principal accounting officer)