Form 10QSB
period 2004-09-30
CFB BANCSHARES INC
filed 2004-11-12
CIK 1213432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                       --------------    ------------------

                        Commission file number: 000-50242


                              CFB Bancshares, Inc.
        (Exact name of small business issuer as specified in its charter)

             Tennessee                                        62-1619339
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 309,884 shares of Common Stock as of November 11, 2004.

     Transitional Small Business Disclosure Format (check one):
                                                               Yes [ ]    No [X]


CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2004 (Unaudited)
                  and December 31, 2003                                                                          3

                  Consolidated Statements of Income for the Three and Nine Months
                  Ended September 30, 2004 and 2003 (Unaudited)                                                  4

                  Consolidated Statements of Comprehensive Income for the Three and
                  Nine Months Ended September 30, 2004 and 2003 (Unaudited)                                      5

                  Consolidated Statement of Changes in Shareholders' Equity for the
                  Nine Months Ended September 30, 2004 (Unaudited)                                               6

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2004 and 2003 (Unaudited)                                                  7

                  Notes to Consolidated Financial Statements                                                  8-10

         Item 2.  Management's Discussion and Analysis or Plan of Operation                                  11-16

         Item 3.  Controls and Procedures                                                                       17


PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings                                                                             18

         Item 2.  Changes in Securities and Use of Proceeds                                                     18

         Item 3.  Defaults Upon Senior Securities                                                               18

         Item 4.  Submission of Matters to a Vote of Security Holders                                           18

         Item 5.  Other Information                                                                             18

         Item 6.  Exhibits and Reports on Form 8-K                                                              18

SIGNATURES                                                                                                      19

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements


                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

           As of September 30, 2004 (Unaudited) and December 31, 2003
                                                                        September 30, 2004    December 31, 2003
                                                                        ------------------    -----------------

Assets:
Cash and Due From Banks......................................                  $ 3,685                  $ 2,860
Federal Funds Sold...........................................                    2,196                    1,866
                                                                                 -----                    -----
Total Cash and Cash Equivalents..............................                    5,881                    4,726

Interest-Bearing Deposits in Other Banks.....................                      597                      497
Investment Securities Available for Sale, At Fair Value......                    8,414                   11,104
Loans, Net...................................................                   64,258                   51,215
Premises and Equipment, Net..................................                    3,037                    2,954
Accrued Interest Receivable..................................                      457                      377
Foreclosed Real Estate.......................................                      167                      136

Prepaid Expenses and Other ..................................                      406                      210
                                                                                   ---                      ---
          Total Assets.......................................                  $83,217                  $71,219
                                                                               =======                  =======

Liabilities and Shareholders' Equity:
Liabilities:
Deposits
      Demand.................................................                  $31,603                  $30,236
      Term...................................................                   35,267                   32,872
                                                                                ------                   ------
          Total Deposits.....................................                   66,870                   63,108

Securities Sold Under Agreements to Repurchase...............                      387                      384
Advances From the Federal Home Loan Bank.....................                    6,997                      340
Trust Preferred Debt.........................................                    4,000                    2,000
Accrued Interest Payable.....................................                      146                      106
Accrued Income Taxes.........................................                      200                      103
Deferred Income Taxes........................................                      238                      244
Other........................................................                       34                       54
                                                                                    --                       --
        Total Liabilities....................................                   78,872                   66,339
                                                                                ------                   ------

Shareholders' Equity :
Common Stock, Par Value $1, Authorized 2,000,000
 Shares;  Issued and Outstanding 310,084 Shares in 2004
 (352,654 Shares in 2003)....................................                      310                      353
Capital in Excess of Par Value...............................                    3,095                    3,988
Retained Earnings............................................                      898                      533
Accumulated Other Comprehensive Income (Loss)................                       42                        6
                                                                                    --                        -
        Total Shareholders' Equity...........................                    4,345                    4,880
                                                                                 -----                    -----
Total Liabilities and Shareholders' Equity...................                  $83,217                  $71,219
                                                                               =======                  =======

The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)

         For the Three and Nine Months Ended September 30, 2004 and 2003
                                  (Unaudited)

                                                         For the Three Months Ended            For the Nine Months Ended
                                                                September 30,                        September 30,
                                                      -------------------------------      -------------------------------
                                                              2004            2003                  2004            2003
                                                      --------------  ---------------      --------------  ---------------
Interest Income
     Loans..........................................          $1,084             $  894          $2,997            $ 2,583
     Investment Securities..........................              60                 73             204                228
     Federal Funds Sold.............................               3                  3              13                 21
     Interest Bearing Deposits at Other Banks.......               2                  3               9                 10
                                                                   -                  -               -                 --
     Total Interest Income..........................           1,149                973           3,223              2,842

 Interest Expense...................................             416                308           1,125              1,030
                                                                 ---                ---           -----              -----

Net Interest Income.................................             733                665           2,098              1,812

Provision For Loan Losses...........................              75                 88             223                120
                                                                  --                 --             ---                ---
Net Interest Income After Provision for Loan
     Losses.........................................             658                577           1,875              1,692
                                                                 ---                ---           -----              -----

Noninterest Income
     Loan Fees and Other Service Charges............             124                 99             335                278
     Service Charges on Deposit Accounts ...........             185                180             569                520
     Other .........................................              34                 23              82                 63
                                                                  --                 --              --                 --
     Total Noninterest Income.......................             343                302             986                861
                                                                 ---                ---             ---                ---

Noninterest Expense
     Salaries and Employee Benefits.................             363                295           1,068                863
     Occupancy and Equipment Expense................             103                 95             307                279
     Office Supplies and Postage....................              34                 28             100                 95
     Data Processing Expenses.......................              96                 83             285                252
     Advertising and Promotion......................              21                 16              65                 41
     Holding Co. and Organizational Expense                        0                 77               0                120
     Other..........................................             157                123             415                360
                                                                 ---                ---             ---                ---
     Total Noninterest Expense......................             774                717           2,240              2,010
                                                                 ---                ---           -----              -----

Income Before Income Taxes .........................             227                162             621                543
Income Taxes........................................              88                 50             256                209
                                                                  --                 --             ---                ---

Net Income..........................................           $ 139              $ 112             365              $ 334
                                                               =====              =====             ===              -----

Earnings Per Share:
     Basic..........................................            $.45               $.32           $1.15               $.95
                                                                ====               ====           =====               ====
     Assuming Dilution..............................            $.42               $.30           $1.09               $.91
                                                                ====               ====           =====               ====


The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

         For the Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                 For the Three          For the Nine
                                                                                  Months Ended          Months Ended
                                                                                  September 30,          September 30,
                                                                               -------------------    ------------------

                                                                                  2004      2003         2004     2003
                                                                                  ----      ----         ----     ----
Net income.................................................................       $139      $112         $365      335
                                                                                  ----      ----         ----     ----
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on investment securities....................        194      (162)          56     (145)
     Reclassification adjustment for gains / losses included in net income.          0         0            0        0
     Income taxes related to unrealized gains / losses on investment               (72)       61          (20)      55
     securities............................................................       ----      ----         ----     ----

Other comprehensive income (loss), net of tax..............................        122      (101)          36      (90)
                                                                                  ----      ----         ----     ----
Comprehensive income.......................................................       $261      $ 11         $401     $245
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

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)

                  For the Nine Months Ended September 30, 2004

                                                                                       Accumulated
                                                      Capital in                          Other               Total
                                         Common      Excess of Par       Retained     Comprehensive       Shareholders'
                                         Stock           Value           Earnings      Income/(Loss)          Equity
                                         -----       -------------       --------     --------------      -------------
Balances, December 31, 2003              $ 353          $ 3,988           $ 533              $  6              $ 4,880

Net Income......................             0                0             365                 0                  365

Purchase and Retirement of
42,570 Shares of Common
Stock...........................           (43)            (893)              0                 0                 (936)

Other Comprehensive Loss........             0                0               0                36                   36
                                         -----          -------           -----              ----              -------

Balances, September 30, 2004             $ 310          $ 3,095           $ 898               $42              $ 4,345
                                         =====          =======           =====              ====              =======































   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

              For the Nine Months Ended September 30, 2004 and 2003

                                                                             For the Nine Months Ended September 30,
                                                                                    2004                      2003
                                                                        ----------------------    -------------------
Operating Activities:
Net Income ...................................................                        $    365                $   334
                                                                                      --------                -------
Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
     Depreciation ............................................                             261                    256
     Provision for Loan Losses................................                             223                    120
     (Gain) Loss on Sales of Foreclosed Real Estate...........                               1                      0
    (Increase) Decrease in Accrued Interest Receivable .......                             (80)                     1
     Decrease in Prepaid Expenses and Other...................                            (196)                    19
     Increase (Decrease) in Accrued Interest Payable..........                              40                    (12)
     Increase  in Accrued Income Taxes and Other Liabilities..                              51                    226
                                                                                      --------                -------
           Total Adjustments..................................                             300                    610
                                                                                      --------                -------
            Net Cash Provided by Operating Activities.........                             665                    944
                                                                                      --------                -------
Investing Activities:
 Increase in Interest-Bearing Deposits in Other Banks.........                            (100)                  (103)
 Investment Securities Available for Sale:
     Purchases................................................                          (5,552)               (10,966)
     Maturities...............................................                           8,298                 10,600
 Purchases of Premises and Equipment..........................                            (344)                  (135)
Net Increase in Loans.........................................                         (13,298)                (5,514)
                                                                                      --------                -------
            Net Cash Used in Investing Activities.............                         (10,996)                (6,118)
                                                                                      --------                -------
Financing Activities:
Purchase and Retirement of Common Stock.......................                            (936)                   (28)
Increase in Securities Sold Under Agreements to Repurchase....                               3                      4
Proceeds From Issuance of Trust Preferred Debt................                           2,000                      0
Net Increase in Advances From Federal Home Loan Bank..........                           6,657                      0
Net Increase in Deposits......................................                           3,762                  2,508
                                                                                      --------                -------
           Net Cash Provided by Financing Activities..........                          11,486                  2,484
                                                                                      --------                -------
Net Decrease in Cash and Cash Equivalents.....................                           1,155                 (2,690)
Cash and Cash Equivalents at Beginning of Period .............                           4,726                  5,845
                                                                                      --------                -------
Cash and Cash Equivalents at End of Period ...................                        $  5,581                $ 3,155
                                                                                      ========                =======
Supplementary Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest..................................................                        $  1,085                $ 1,042
    Income Taxes..............................................                        $    138                $    77
Supplementary Disclosures of Noncash Investing Activities:
Acquisition of Foreclosed Real Estate.........................                        $    175                $    90
Sales of Foreclosed Real Estate by Origination of Mortgage
Loans.....                                                                            $    142                $   110
Change in Gross Unrealized Gain / Loss on Investment
     Securities Available for Sale............................                        $     56                $  (145)
Change in Deferred Taxes Associated with Unrealized
     Gain / Loss on Investment Securities Available for Sale..                        $     20                $   (55)
Change in Net Unrealized Gain/ Loss on Investment Securities
     Available for Sale........................................                       $     36                $   (90)

   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 2004 and 2003 (Unaudited)


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

In July 2004, Citizens First Bank filed an application with the Tennessee Department of Financial Institutions (TDFI) to open a branch office in Oneida, Tennessee. This application was approved by the TDFI in July 2004. The bank is currently working toward opening the branch during the first quarter of 2005.

Effective October 24, 2002, Citizens First Bank's shareholders approved a share exchange agreement with CFB Bancshares, Inc. whereby one share of Company stock was exchanged for one share of Bank stock. The Bank's retained earnings as of October 24, 2002, totaling $656,612, were transferred to capital in excess of par value on a consolidated basis.

The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, and as of September 30, 2004 have been prepared on the same basis as the Company's audited financial statements as of December 31, 2003 and for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results expected for the full year.

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


                                                     For the Three Months            For the Nine Months
                                                      Ended September 30,            Ended September 30,
                                                        (In thousands)                  (In thousands)
                                                  ----------------------------    ---------------------------
                                                      2004            2003           2004           2003
                                                  -------------    -----------    -----------    ------------
Net Income, as Reported                           $        139     $      112     $      365     $       334
Less: Total Stock-Based Employee
 Compensation Expense Determined
 Under Fair Value Based Method
 for All Awards, Net of  Related Tax Effects                 0              0              0               0
                                                  -------------    -----------    -----------    ------------
Pro Forma Net Income                              $        139     $      112     $      365     $       334
                                                  =============    ===========    ===========    ============
Earnings Per Share:
 Basic - as Reported                              $        .45     $      .32     $     1.15     $       .95
                                                  =============    ===========    ===========    ============
 Basic - Pro Forma                                $        .45     $      .32     $     1.15     $       .95
                                                  =============    ===========    ===========    ============
 Diluted - as Reported                            $        .42     $      .30     $     1.09     $       .91
                                                  =============    ===========    ===========    ============
 Diluted - Pro Forma                              $        .42     $      .30     $     1.09     $       .91
                                                  =============    ===========    ===========    ============

       Earnings Per Share - Earnings per share is based on the following:

                                                       For the Three Months            For the Nine Months
                                                        Ended September 30,            Ended September 30,
                                                    ----------------------------    --------------------------
                                                       2004            2003            2004           2003
                                                    ------------    ------------    -----------    -----------

Weighted Average Number
 of Shares Outstanding
 Used for Basic Calculation                             310,219         352,654        317,658        353,071
Effect of Dilutive Stock Options                         17,182          15,429         17,182         15,429
                                                    ------------    ------------    -----------    -----------
Number of Shares Used for
 Calculation Assuming Dilution                          327,401         368,083        334,840        368,500
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

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:
                                                Periods Ended September 30,
                                          --------------------------------------
                                                 2004               2003
                                          ------------------- ------------------
Dividend Yield                                     0%                 0%
Expected Life                                    9.9 years          9.9 years
Expected Volatility                               16%                16%
Risk-Free Interest Rate                          5.7%               5.7%


A summary of the status of the Company's stock option plans as of September 30 is presented below:

                                              2004                            2003
                                   ---------------------------    -----------------------------
                                                    Weighted                        Weighted
                                                    Average                          Average
                                                    Exercise                        Exercise
                                     Shares          Price           Shares           Price
                                   ------------    -----------    -------------    ------------
Outstanding at
 Beginning of Period                    54,000     $    15.00           54,000     $     15.00
Granted                                      0           0.00                0            0.00
Exercised                                    0           0.00                0            0.00
Forfeited                                    0           0.00                0            0.00
                                   ------------    -----------    -------------    ------------
Outstanding at                          54,000     $    15.00           54,000     $     15.00
 End of Period
                                   ============    ===========    =============    ============
Options Exercisable                     54,000     $    15.00           54,000     $     15.00
 at Period-End
Weighted-Average Fair
 Value of Options Granted
 During the Period                 $      0.00                    $       0.00


Information pertaining to options outstanding at September 30, 2004 is as follows:

                                             Options Outstanding                           Options Exercisable
                             ----------------------------------------------------    --------------------------------

                                                   Weighted
                                                    Average           Weighted                            Weighted
                                                   Remaining           Average                            Average
        Range of                 Number           Contractual         Exercise          Number            Exercise
    Exercise Prices            Outstanding           Life               Price         Exercisable          Price
-------------------------    ----------------    --------------      ------------    --------------     -------------
    $15.00 - $15.00               54,000            3.5 years        $   15.00           54,000         $     15.00

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

GENERAL

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of CFB Bancshares, Inc. ("CFB") covers the nine months ended September 30, 2004 and 2003. Citizens First Bank (the "Bank") was incorporated on October 1, 1995 and commenced operations on February 10, 1997. On October 24, 2002, a Plan of Share Exchange was consummated between the Bank and CFB in which holders of Bank common shares exchanged them for common shares of CFB on a one for one basis, as provided for in the Plan of Share Exchange. The Plan of Share Exchange was approved by the Bank's shareholders on May 23, 2002. CFB was formed August 28, 2002 under the laws of the State of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Bank Holding Company Act. CFB's only activity is owning the Bank and the members of the boards of directors of CFB and the Bank are the same.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

     Total assets grew from December 31, 2003 to September 30, 2004 by $12 million, or 16.8 %, from $71.2 million at December 31, 2003 to $83.2 million at September 30, 2004. The primary change in asset categories for the nine month period ended September 30, 2004 was a $13 million increase in net loans offset by a $2.7 million decrease in investment securities available for sale. CFB issued an additional $2 million of trust preferred debt during the third quarter of 2004. These funds were invested in the Bank to fund loan growth. Total deposits increased approximately $3.8 million, or 6.0 %, from $63.1 million at December 31, 2003 to $66.9 million at September 30, 2004. CFB is continuing to attract new customers at both of its current locations.

     Total shareholders' equity decreased approximately $535,000 as CFB had net income of approximately $365,000, a net unrealized gain on available-for-sale securities of approximately $36,000, and purchased and retired shares of common stock at a cost of approximately $936,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
----------------------------------------------------------------------------

Comparison of Results of Operations

     During the three months ended September 30, 2004, the Company attained a net income of approximately $139,000 or $0.45 per share. During the three months ended September 30, 2003, the Company had a net income of approximately $112,000 or $0.32 per share.

Net Income

     Net income for the three months ended September 30, 2004 totaled approximately $139,000. This amount is $27,000 less than the budgeted amount. The September 30, 2004 net interest margin (annualized) was 4.04 % compared to
4.36 % for September 30, 2003 as deposit account rates have repriced more quickly than loan rates. Net income for the three months ended September 30, 2003 totaled approximately $112,000. This amount was $15,000 less than the budgeted amount.

Net Interest Income

     Net interest income was $733,000 for the three months ended September 30, 2004, an increase of approximately 7.5 % or $68,000 over the same period in 2003. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin decreased due to the yield on CFB's interest bearing assets decreasing while the yield on CFB's interest bearing liabilities increased. Average loans net of unearned interest income increased approximately $14.4 million to $62.5 million at September 30, 2004, as compared to $48.1 million at September 30, 2003. Average loans net of unearned interest income were approximately 86 % of average total earning assets at September 30, 2004 and 79 % at September 30, 2003.

     The yield on total earning assets declined 5 basis points for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment. During 2003, the Federal Reserve lowered key interest rates 25 basis points. During the three months ended September 30, 2004, the Federal Reserve increased key interest rates by 75 basis points. This caused a net decrease in CFB's net interest margin. The yield on average loans was 6.94 % for the three months ended September 30, 2004 as compared to 7.44 % for the three months ended September 30, 2003. Investment yields increased 18 basis points during the three months as compared to the same period in 2003 due to the increase in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, increased 21 basis points due to the increase in the interest rate environment.

     Total interest expense was $416,000 for the three months ended September 30, 2004, a 35 % increase as compared to the same period in 2003. The average rate on interest-bearing liabilities was 2.53 % for the three months ended September 30, 2004, 25 basis points higher than the average rate on interest-bearing liabilities during the three months ended September 30, 2003. The increase in the rates on deposits during 2004 as compared to 2003 can be attributed to the repricing of our liabilities at higher rates during 2004.

Provision For Loan Losses

     The provision for loan loss was approximately $75,000 for the three months ended September 30, 2004. This was the result of net charge-offs of $16,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was $15,000 more than the budgeted amount. Management anticipates the 2004 provision for loan loss expense to be greater than the 2003 expense of $163,000 on an annual basis.

     The provision for loan loss expense was approximately $88,000 for the three months ended September 30, 2003 due to the requirement of maintaining the loan loss reserve at a level considered appropriate by management. Net charge-offs for the three months ended September 30, 2003 were approximately $27,000.

     As a percentage of average loans, the annualized rate of net charge-offs was .03 % for the three months ended September 30, 2004 compared to a .06 % for the same period in 2003. It is management's expectation that net charge-offs will be moderate for the remainder of 2004. While this is management's expectation based on its own internal procedures, reviews and knowledge of CFB's loan portfolio and market area, there can be no assurances that net charge-off levels will not be higher than levels realized thus far during 2004.

     As of September 30, 2004, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite CFB's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, CFB maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio.

Non-Interest Income

     Noninterest income for the three months ended September 30, 2004 totaled approximately $343,000, compared to approximately $302,000 for the three months ended September 30, 2003, and was more than the budgeted amount by $54,000. Noninterest income consists of fees for the sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. Management has budgeted 2004 noninterest income to total $1.2 million. Amounts achieved through September 30, 2004 appear to be on target to substantially meet the budgeted amount.

Non-Interest Expense

     Noninterest expense totaled approximately $774,000 for the three months ended September 30, 2004. This amount was comprised of approximately $363,000 for salaries and benefits, approximately $103,000 for occupancy and equipment expense, approximately $96,000 for data processing expenses, and approximately $212,000 for holding company organizational expenses and approximately $167,000 for other expense items.

     Noninterest expense was $717,000 for the three months ended September 30, 2003. This amount was comprised of approximately $295,000 for salaries and benefits, approximately $95,000 for occupancy and equipment expense, approximately $83,000 for data processing expenses, approximately $77,000 for holding company organizational expenses and approximately $167,000 for other expense items.

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

     CFB recognized income tax expense of $88,000 and $50,000 for the three months ended September 30, 2004 and 2003, respectively. The effective tax rates for the three month periods ended September 30, 2004 and 2003 were approximately 39 % and 31 %, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
---------------------------------------------------------------------------

Comparison of Results of Operations

     During the nine months ended September 30, 2004, CFB attained a net income of approximately $365,000, or $1.15 per share. During the nine months ended September 30, 2003, the Bank had a net income of approximately $334,000, or $.95 per share.

Net Income

     Net income for the nine months ended September 30, 2004 totaled approximately $365,000. This amount is $59,000 less than the budgeted amount. The September 30, 2004 net interest margin (annualized) was 4.00 % compared to
3.97 % for September 30, 2003. Net income for the nine months ended September 30, 2003 totaled approximately $334,000.

Net Interest Income

     Net interest income was $2.1 million for the nine months ended September 30, 2004, an increase of approximately 16 % or $286,000 over the same period in 2003. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin increased slightly as the yield on CFB's interest bearing assets decreased to a lesser degree than the rates on CFB's interest bearing liabilities. Average loans net of unearned interest income increased approximately $11.4 million to $57.8 million at September 30, 2004, as compared to $46.4 million at September 30, 2003. Average loans net of unearned interest income were approximately 83 % of average total earning assets at September 30, 2004 and 76 % at September 30, 2003.

     The yield on total earning assets declined 9 basis points for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment. During 2003, the Federal Reserve lowered key interest rates 25 basis points. During the three months ended September 30, 2004, the Federal Reserve increased key interest rates by 75 basis points. The yield on average loans was 6.91 % for the nine months ended September 30, 2004 as compared to 7.42 % for the nine months ended September 30, 2003. Investment yields increased 7 basis points during the nine months ended September 30, 2004 as compared to the same period in 2003. Yields on federal funds sold, the rates on which can change overnight, declined 16 basis points due to the decline in the interest rate environment.

     Total interest expense was $1.1 million for the nine months ended September 30, 2004, a 9 % increase as compared to the same period in 2003. The average rate on interest-bearing liabilities was 2.37 % for the nine months ended September 30, 2004, 25 basis points lower than the average rate on interest-bearing liabilities during the nine months ended September 30, 2003. The decrease in the rates on deposits during 2004 as compared to 2003 can be attributed to the rate on CFB's deposits continuing to decline as CFB repriced maturing time deposits into lower rates and attracted new deposits at lower rates.

Provision For Loan Losses

     The provision for loan loss was approximately $223,000 for the nine months ended September 30, 2004. This was the result of net charge-offs of $60,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was greater than the budgeted amount. Management anticipates the 2004 provision for loan loss expense to be greater than the 2003 expense of $163,000 on an annual basis.

     The provision for loan loss expense was approximately $120,000 for the nine months ended September 30, 2003 due to the requirement of maintaining the loan loss reserve at a level considered appropriate by management. Net charge-offs for the nine months ended September 30, 2003 were approximately $80,000.

     As a percentage of average loans, the annualized rate of net charge-offs was .11 % for the nine months ended September 30, 2004 compared to a .17 % ratio for fiscal period 2003. It is management's expectation that net charge-offs will be moderate for the remainder of 2004. While this is management's expectation based on its own internal procedures, reviews and knowledge of CFB's loan portfolio and market area, there can be no assurances that net charge-off levels will not be higher than levels realized thus far during 2004.

     As of September 30, 2004, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the CFB's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, CFB maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio.

Noninterest Income

     Noninterest income for the nine months ended September 30, 2004 totaled approximately $986,000 compared to approximately $861,000 for the nine months ended September 30, 2003, and was more than the budgeted amount by $119,000. Noninterest income consists of fees for the sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. Management has budgeted 2004 noninterest income to total $1.2 million. Amounts achieved through September 30, 2004 appear to be on target to meet the budgeted amount.

Noninterest Expense

     Noninterest expense totaled approximately $2.2 million for the nine months ended September 30, 2004. This amount was comprised of approximately $1,068,000 for salaries and benefits, approximately $307,000 for occupancy and equipment expense, approximately $285,000 for data processing expenses, and approximately $580,000 for other expense items.

     Noninterest expense was $2.0 million for the nine months ended September 30, 2003. This amount was comprised of approximately $863,000 for salaries and benefits, approximately $279,000 for occupancy and equipment expense, approximately $252,000 for data processing expenses, approximately $120,000 for holding company organizational expenses and approximately $496,000 for other expense items.

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

     CFB recognized income tax expense of $256,000 and $209,000 for the nine months ended September 30, 2004 and 2003, respectively. The effective tax rates for the nine months ended September 30, 2004 and 2003 were approximately 41 % and 38 %, respectively. The increase in the effective tax rate for the nine-month period ended September 30, 2004 was primarily due to certain nondeductible costs associated with the purchase and retirement of our common stock.

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

CAPITAL REQUIREMENTS
--------------------

     CFB's equity capital was approximately $4.3 million at September 30, 2004 compared to $4.9 million at year end 2003. This decrease of approximately
$535,000 consists primarily of CFB's net income for the nine months ended September 30, 2004 of approximately $365,000, a net unrealized gain on available-for-sale securities of approximately $36,000, and the purchase and retirement of common stock at a cost of approximately $936,000. CFB is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

     Citizens First Bank is subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets. At September 30, 2004, Citizens First Bank exceeded the required capital levels.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and investment security repayments or sales of available for sale securities.

     During the nine months ended September 30, 2004, CFB decreased available for sale securities by approximately $2.7 million from approximately $11.1 million at year end 2003 to approximately $8.4 million at September 30, 2004. Deposits increased approximately $3.8 during the nine months ended September 30, 2004. CFB has $2.5 million in available federal funds lines and approximately $1.1 million in available borrowings from the Federal Home Loan Bank. Management believes that we have cash on hand and other funding sources adequate to fund operations for the next 12 months.

     CFB can also enter into repurchase agreement transactions should the need for additional liquidity arise. As of September 30, 2004, CFB had $387,000 in repurchase agreement balances outstanding. CFB also issued an additional $2 million of trust preferred debt which it invested in the Bank to fund loan growth.

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

          (b)  Reports on Form 8-K:

               There have been no Current Reports on Form 8-K filed during the three months ended September 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CFB BANCSHARES, INC.
                                     (Registrant)

Date: November 12, 2004               /s/ Billy M. Rice
                                     -------------------------------------------
                                     Blly M. Rice, President and Chief Executive
                                     Officer (principal executive officer)

Date: November 12, 2004              /s/ Wendell S. Langley
                                     -------------------------------------------
                                     Wendell S. Langley, Chief Financial Officer
                                     (principal accounting officer)