Form 10KSB
period 2004-12-31
CFB BANCSHARES INC
filed 2005-03-31
CIK 1213432

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-50242

                              CFB BANCSHARES, INC.
                 (Name of small business issuer in its charter)

       TENNESSEE                                        62-1619339
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                                1015 Main Street
                            Wartburg, Tennessee 37887
              (Address of principal executive offices and zip code)

                    Issuer's telephone number (423) 346-2265

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The registrant's revenues for the twelve months ended December 31, 2004 were $5,754,830.

     The aggregate market value of the shares of common stock held by nonaffiliates of the registrant as of March 22, 2005 is approximately $5.9 million, based on an estimated market value of $24.00 per share, based on the last known transaction which occurred on February 9, 2005. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 22, 2005, Common Stock, $1.00 par value, 309,684 shares.

                    Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check one): Yes ___ No X

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

     Citizens First Bank commenced operations as a state chartered bank on February 10, 1997. Citizens First Bank, with total assets of approximately $86.3 million at December 31, 2004 has its main office at 1015 Main Street, Wartburg, Morgan County, a branch location at 105 Gail Lane, Oliver Springs, Anderson County, Tennessee, and a Loan Production Office (LPO) at 17647 Alberta Street, Oneida, Scott County, Tennessee. During 2004, Citizens First Bank purchased property located at 15730 Scott Highway, Oneida, Scott County, Tennessee. A full-service branch facility will be constructed and opened during 2005. All lending functions performed at the LPO will be consolidated with the branch and will then be closed as soon as the branch opens. Citizens First Bank's deposit accounts are insured by the FDIC, up to the maximum applicable limits.

     Our customer base consists primarily of small to medium-sized business retailers, manufacturers, distributors, contractors, professionals, service businesses and local residents. We offer a full range of competitive retail and commercial banking services. The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits, automated teller machines, and retirement accounts. Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit. We also offer safe deposit boxes of various sizes. We issue VISA and MasterCard credit cards and are a merchant depository for cardholder drafts under both types of credit cards. We offer our customers drive-through banking services at both full-services offices. We have trust powers but do not currently have a trust department.

     We are subject to the regulatory authority of the Tennessee Department of Financial Institutions, the FDIC and the Federal Reserve.

     Our principal executive offices are located at 1015 Main Street, Wartburg, Tennessee 37887 and our telephone number is (423) 346-2265.

Market Area and Competition

     Citizen First Bank's primary service area encompasses Morgan , Anderson, Roane, and Scott Counties, Tennessee. We compete with other commercial banks, savings and loan associations, credit unions and finance companies operating in these counties and elsewhere. Two other commercial banks are doing business in Morgan County, eleven in Anderson County, seven in Roane County, and two in Scott County. We are subject to substantial competition in all aspects of our business. Intense competition for loans and deposits comes from other financial institutions in the market area. In certain aspects of our business, we also compete with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction as us and some of which have financial resources greater than ours. Our future success will depend primarily upon the difference between the cost of our borrowing (primarily interest paid on deposits) and income from operations (primarily interest or fees earned on loans and investments). We compete for funds with other institutions, which, in most cases, are significantly larger and are able to provide a greater variety of services than we and thus may obtain deposits at lower rates of interest.

     Overall, most of our business is dependent on the competition and the economy of Morgan County, Tennessee. Two commercial banks and one savings institution serve Morgan County with total deposits of $114 million as of June 30, 2004. There is one small loan company located in Morgan County. No other financial institutions are located in Morgan County.

     Morgan County is located in Northeastern Tennessee on the eastern edge of the Cumberland Plateau. Morgan County has a population of 19,750 according to the 2000 census and reflected about a 10% growth in population over the 1990 census. Wartburg is the largest city of Morgan County with a population of approximately 890. Family income levels are below the national and state average and unemployment rates are above the national and state average. The unemployment rate was 8.9% for Morgan County at year end 2004.

     Morgan County has a civilian labor force of 6,440 and has limited industry. The largest employers in Morgan County are the State of Tennessee Brushy Mountain Prison Complex and the Morgan County School System. Morgan County has abundant natural resources that include timber, oil, coal and natural gas. Timber has traditionally been a major economic activity in Morgan County because of the mixture of hardwood and softwood forests. Over 75% of Morgan County is in forests. Although coal production decreased dramatically during the 1980's, Morgan County still has large coal reserves. Tourism plays a large part of the economy in Morgan County. Morgan County is home to The Big South Fork National Recreation Area, Obed Wild and Scenic River Park, Frozen Head Park, Historic Rugby, Catoosa Wildlife Management area and The Lone Mountain State Forest. The Cumberland Trail State Park also crosses through Morgan County.

Employees

     At December 31, 2004, we employed 38 persons on a full-time basis, and 6 persons on a part-time basis. Our employees are not represented by any union or other collective bargaining agreement and we believe its employee relations are satisfactory.

Loan Activities

     General.

     Our primary business emphasis is on making residential real estate, consumer, commercial business and commercial real estate loans. As of December 31, 2004, the loan portfolio (gross loans less unearned income) totaled $68.8 million, or 79.6% of total assets.

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

     The maximum amount which we could have loaned to one borrower and the borrower's related entities as of December 31, 2004, was approximately $2.2 million. Our largest loan relationship with a single borrower is $1.2 million secured by commercial real estate, which was made prior to December 31, 2004.

     Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Residential Real Estate Loans.

     We currently originate fixed-rate residential mortgage loans and adjustable rate mortgage loans for terms of up to 30 years. As of December 31, 2004, $26.6 million or 38.7% of the total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, approximately $11.8 million, of these loans were adjustable rate mortgage loans.

     Consumer Loans.

     We make various types of consumer loans, including automobile and boat loans and home equity loans. We originate consumer loans to provide a range of financial services to customers and to create stronger ties to our customers. In addition, the shorter term and normally higher interest rates on these loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. As of December 31, 2004, consumer loans amounted to $13.4 million, or 19.4% of the total loan portfolio.

     Commercial Business Loans.

     Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2004, the largest commercial loan was $400,000 secured by accounts receivables. As of December 31, 2004, we had $10.9 million in commercial loans, which was 15.8% of the total loan portfolio.

     Commercial Real Estate Loans.

     Commercial real estate loans are secured primarily by office, industrial and retail business properties located in Morgan, Anderson, Knox, Roane, and Scott Counties. These types of loans amounted to $9.7 million or 14.1% of the total loan portfolio as of December 31, 2004. Commercial real estate loans typically may be amortized for up to 20 years, but frequently mature in three to five years. We generally do not offer commercial real estate or multi-family real estate loans with a fixed interest rate exceeding five years.

     Commercial real estate loans are originated with a loan-to-value ratio generally not exceeding 75%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2004, the largest commercial real estate loan was approximately $1.2 million secured by property located in Scott County, Tennessee.

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

State Regulation of Banks.

     Tennessee state chartered banks are subject to primary supervision, periodic examination and regulation by the Commissioner of the Department of Financial Institutions and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance. The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of March 22, 2005, Citizens First Bank is not the subject of any of these actions by the FDIC or the Commissioner.

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

     We believe that at December 31, 2004 and December 31, 2003, Citizens First Bank was well capitalized under the criteria discussed above.

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

FDIC Insurance Premiums.

     Citizens First Bank is required to pay semiannual FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially range from $0.00 to $0.27 for every $100 of deposits. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroup within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, or other information relevant to the institution's financial condition and on the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. Citizens First Bank paid $9,359 in premiums for the insurance of its deposits in 2004 and $9,493 in 2003.

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

     Bills are pending before the United States Congress and the Tennessee General Assembly which could affect our business, and other similar bills may be introduced in the future. We cannot predict whether or in what form any of these proposals will be adopted or the extent to which our business may be affected thereby.
                                      -7-

                             Selected Financial Data

     The following table presents a summary of CFB's selected consolidated financial information at or for the years ended December 31, 2004 and 2003. The financial information should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this prospectus.

                                                                           Year ended               Year ended
Statement of Income Summary                                             December 31, 2004           December 31, 2003
                                                                        -----------------    ------------------------

Interest income.....................................................        4,450,842              $ 3,821,378
Interest expense....................................................        1,613,890              $ 1,342,261
Net interest income.................................................        2,836,952              $ 2,479,117
Provision for loan losses...........................................          285,760              $   163,327
Net interest income after provision for loan losses.................        2,551,192              $ 2,315,790
Noninterest income..................................................        1,303,988              $ 1,196,850
Noninterest expense.................................................        3,009,937              $ 2,739,303
Net income (loss)...................................................          525,214              $   475,748
Per Share Data
Net income (1)......................................................            $1.68              $      1.35
Book value (2)......................................................           $14.22              $     13.84
Actual number of shares outstanding.................................          309,684                  352,654
Statement of Condition Summary
Cash and cash equivalents...........................................        4,500,327              $ 4,725,883
Interest-bearing deposits in other banks............................          696,397              $   497,267
Investment securities available for sale, at fair value.............        9,082,400              $11,103,951
Total loans.........................................................       68,747,381              $51,722,767
Allowance for loan losses...........................................          669,890              $   507,319
Premises and equipment, net.........................................        3,059,449              $ 2,954,117
Other assets........................................................          934,020              $   722,798
Total assets........................................................       86,412,984              $71,219,464
Total deposits......................................................       70,072,152              $63,108,294
Other liabilities...................................................       11,937,977              $ 3,230,959
Total shareholders' equity..........................................        4,402,855              $ 4,880,211

                                                                           Year Ended               Year Ended
                                                                        December 31, 2004           December 31, 2003
                                                                        -----------------    ------------------------
Selected Performance Ratios
Return on average assets............................................            0.64%                    0.70%
Return on average equity............................................            7.91%                   10.12%
Net interest margin.................................................            3.93%                    4.00%
Average net loans as a percent of average deposits..................           90.84%                   75.80%
Selected Asset Quality Ratios
Nonperforming assets to total assets................................            0.62%                    0.94%
Nonperforming loans to total loans..................................            0.48%                    1.03%
Net loan charge-offs to average loans...............................            0.21%                    0.29%
Allowance for loan losses to total loans............................            0.97%                    0.98%
Allowance for loan losses to nonperforming loans....................          203.65%                   95.18%
Capital Ratios of Citizens First Bank (3)
Leverage............................................................            9.65%                    8.30%
Tier 1 risk-based...................................................           12.89%                   11.69%
Total risk-based....................................................           13.94%                   12.72%
------------------------

(1) These figures represent the net income divided by the weighted average number of shares outstanding for the respective period.
(2) These figuresrepresent CFB's total shareholders' equity divided by the number of shares of common stock issued and outstanding.
(3) The Risk-Based and Leverage Capital ratios of Citizens First Bank are described in the section entitled "Capital Adequacy."

                                Financial Tables

Net Interest Income

     The following table sets forth weighted average yields we earned on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and some other information:

                                                        2004                               2003
                                          ------------------------------------------------------------------
(Fully taxable equivalent)                                         Average               Interest   Average
(Dollars in thousands except                Average     Income/    Yields/    Average    Income/    Yields/
for per share data)                       Balance          Expense  Rate (%) Balance      Expense   Rate (%)
                                          ----------- ---------------------- -------      ------------------
Assets:
Interest-earning assets:

Loans net of unearned income.............     $59,898      $4,147       6.92    $47,791     $3,485       7.29
U.S. Treasury, government agencies,
and state/local obligations..............       9,120         248       2.72     10,706        285       2.66
FHLB stock...............................         263          11       4.18        248         10       4.03
Bankers Bank stock.......................          78           2       2.56         78          1       1.28
Other equity securities..................         120           3       2.50        120          2       1.67
Interest-bearing deposits in other banks.         681          12       1.76        768         13       1.69
Federal funds sold.......................       2,065          28       1.36      2,226         25       1.12
                                                -----      ------               -------     ------
    Total interest-earning
     assets/interest income..............      72,225       4,451       6.16     61,937      3,821       6.17
Cash and due from banks..................       2,780          --         --      2,742         --         --
Other assets.............................       7,068          --         --      3,882         --         --
Allowance for loan losses................       (595)          --         --      (488)         --         --
                                                -----          --         --    -------     ------
    Total................................     $81,478      $4,451       5.46    $68,073     $3,821       5.61
                                              =======      ======               =======     ======

Liabilities and stockholders' equity

Interest-bearing liabilities:

Demand deposits..........................     $15,418        $162       1.05    $17,061     $  205       1.20
Savings..................................       7,337         130       1.77      5,563         96       1.73
Time certificates........................      34,108       1,001       2.93     31,467      1,031       3.28
FHLB Advances............................       5,239         201       3.84         60          2       3.33
Trust Preferred Debt.....................       2,667         114       4.27         77          3       3.90
Federal Funds Purchased..................          29           1       3.45         --         --         --
Repurchase agreements....................         393           5       1.27        381          5       1.31
                                              -------       -----               -------     ------
    Total interest-bearing
     liabilities/interest expense........      65,191       1,614       2.48     54,609      1,342       2.46
Non-interest bearing demand deposits.....       9,088          --         --      8,316         --         --
Other liabilities........................         556          --         --        446         --         --
Shareholders' equity.....................       6,643          --         --      4,702         --         --
                                                -----      ------                 -----     ------
  Total..................................     $81,478      $1,614       1.98    $68,073     $1,342       1.97
                                              =======      ======               =======     ======
Net interest earnings....................          --      $2,837         --         --     $2,749         --
Net interest on interest-earning assets..          --          --       3.93         --         --       4.00

Return on average assets.................          --          --       0.64         --         --       0.70
Return on average equity.................          --          --       7.91         --         --      10.12
Cash dividends declared..................          --          --         --         --         --         --
Dividend payout ratio....................          --          --         --         --         --         --

     The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:

                                                                December 31, 2004                 December 31, 2003
                                                                      versus                            versus
                                                                December 31, 2003                 December 31, 2002
                                                               Increase (Decrease)               Increase (Decrease)
                                                                     Change Due to: (1)               Change Due to: (1)
                                                        ---------------------------------- -----------------------------

(Dollars in Thousands)                                     Volume         Rate     Total      Volume      Rate     Total
                                                        ----------- --------------------   -----------  ----------------
Increase (decrease) in (2):
Loans, net of unearned income.........................     $838      $(176)       $662         $340     $(309)    $ 31
U.S. Treasury, government agency, and state/local           (43)          6        (37)
obligations...........................................                                           49      (105)     (56)
Equity securities.....................................        1           2          3            2        (1)       1
Interest-bearing deposits in other banks..............       (2)          1         (1)          12         0       12
Federal funds sold....................................       (2)          5          3          (22)       (7)     (29)
                                                             ---          -          -         ----      -----     ----
         Total interest income........................       792       (162)       630          381      (422)     (41)
                                                             ---       -----       ---         ----      -----    ----

Increase (decrease) in (2):
Demand deposits.......................................      (17)       (26)        (43)          30      (138)    (108)
Savings deposits......................................       31          3          34           34       (16)      18
Time certificates.....................................       78       (108)        (30)          (9)     (283)    (292)
FHLB Advances........................................       199          0         199            2         0        2
Trust Preferred Debt.................................       111          0         111            3         0        3
Federal funds purchased..............................         1          0           1
Repurchase agreements................................         1          0           1            0        (4)      (4)
                                                            ---        ---         ---         ----      -----    -----
         Total interest expense.......................      402       (130)        272           60      (441)    (381)
                                                            ---       -----        ---         ----      -----    -----

Increase (decrease) in net interest income............     $390     $  (32)       $358         $321       $19     $340
                                                           ====     =======       ====         ====      =====     ====

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

     Our board of directors acts as the asset/liability committee. The committee is charged with monitoring our liquidity and funds position. The committee regularly reviews (a) the rate sensitivity position on a three-month, six-month, and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.

     We use Finser Capital Corporation's IRR Solutions as an asset/liability management model. We estimate the impact of a 100 basis point decrease in rates to have little or no effect on net interest income and a 100 basis point increase would have a positive inpact on net interest income of approximately $60,000. The current level of interest rate risk can also be inferred from maturity and repricing data. At December 31, 2004, we had a negative cumulative repricing gap within one year of approximately $10.9 million, or approximately 13.6% of total earning assets. This negative repricing gap indicates that our future earnings may be materially adversely impacted by a rise in market interest rates, as occurred in early 1995, and such impact would primarily be felt in the twelve month period after such a rise in rates.

     The following table represents an interest sensitivity profile as of December 31, 2004 and 2003. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.

                                                                   December 31, 2004
                                                                 ----------------------
                                                   After 3 months     After 12
                                       Within       Within 12           months
                                       3 months       months         Within 5 years   After 5 years     Total
                                     ----------- ----------------    --------------   -------------  ----------

(Dollars in thousands)
Earning assets:
Loans..............................       13,676         15,870         17,630           21,571         68,747
Investment securities:
     Available for sale............        1,014            344          5,195            2,529          9,082
Interest-bearing deposits in other
banks..............................          498            198             --               --            696
Federal funds sold.................        1,439             --             --              ---          1,439
                                           -----             --             --              ---          -----
         Total earning assets......       16,627         16,412         22,825           24,100         79,964
                                          ------         ------         ------           ------         ------

Interest-bearing liabilities:
Repurchase agreements.............           424             --             --               --            424
FHLB Advances.....................            13             40          5,243            1,688          6,984
Trust Preferred Debt..............            --             --             --            4,000          4,000
Interest-bearing deposits.........        31,901         11,531         17,398               --         60,830
                                          ------         ------         ------               --         ------
         Total interest-bearing
         liabilities                      32,338         11,571         22,641            5,688         72,238
                                          ------         ------         ------            -----         ------
Net repricing gap..................      (15,711)         4,841            184           18,412          7,726
                                        ========          =====         ======           ======          =====
Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets..........      -19.65%          6.05%          0.23%           23.03%          9.66%
Cumulative gap.....................      (15,711)       (10,870)       (10,686)          7,726
Cumulative gap as a percentage of
  total earning assets.............      -19.65%        -13.60%        -13.37%           9.66%

                                                                  December 31, 2003
                                                   After 3 months     After 12
                                       Within         Within 12        months
                                       3 months         months      Within 5 years    After 5 years       Total
                                     -----------   --------------   --------------    -------------  ----------
(Dollars in thousands)
Earning assets:
Loans..............................      $ 9,557       $ 12,022        $14,016          $16,128        $51,723
Investment securities:
     Available for sale............        2,168            777          5,383            2,776         11,104
Interest-bearing deposits in other
banks..............................          100            397             --               --            497
Federal funds sold.................        1,866             --             --               --          1,866
                                           -----             --             --               --          -----
         Total earning assets......       13,691         13,196         19,399           18,904         65,190
                                          ------         ------         ------           ------         ------

Interest-bearing liabilities:
Repurchase agreements.............           384             --             --               --            384
FHLB Advances.....................             1              3             19              317            340
Trust Preferred Debt..............            --             --             --            2,000          2,000
Interest-bearing deposits..........       31,278         14,585          8,950               --         54,813
                                          ------         ------          -----               --         ------
         Total interest-bearing
         liabilities                      31,663         14,588          8,969            2,317         57,537
                                          ------         ------          -----            -----         ------
Net repricing gap..................      (17,972)        (1,392)        10,430           16,587          7,653
                                        ========        =======         ======           ======          =====
Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets..........      -27.57%         -2.13%          16.0%             25.4%        11.74%
Cumulative gap.....................      (17,972)      (19,364)        (8,934)           7,653
Cumulative gap as a percentage of
  total earning assets.............      -27.57%        -29.70%        -13.70%           11.74%

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

Deposits

     Our primary sources of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2004 and 20032.

                                                                                       December 31,     December 31,
                                                                                           2004              2003
(In Thousands)
Non interest-bearing deposits:
Individuals, partnerships and corporations.......................                        $ 8,850         $ 7,583
Certified and official checks....................................                             11              11
U.S. Government and State and Political Subdivisions in U.S......                            381             702
                                                                                             ---             ---
  Total non interest-bearing deposits............................                          9,242           8,296
                                                                                           -----           -----

Interest-bearing deposits:
Interest-bearing demand accounts.................................                         14,715          15,638
Savings accounts.................................................                          7,690           6,302
Certificates of deposit, less than $100,000......................                         25,540          22,026
Certificates of deposit, greater than $100,000...................                         12,885          10,846
                                                                                          ------          ------
  Total interest-bearing deposits................................                         60,830          54,812
                                                                                          ------          ------

  Total deposits.................................................                        $70,072         $63,108
                                                                                         =======         =======


     The following table presents a breakdown by category of the average amount of deposits and the weighted average rate paid on deposits for the periods as indicated:

                                                                                          December 31,
                                                                                   2004                    2003
                                                                          -----------------    ----------------
(In Thousands)
Non interest-bearing deposits.......................................        $ 9,088         --    $ 8,316        --
Savings deposits....................................................          7,337       1.8%      5,563      1.7%
Time certificates...................................................         34,108       2.9%     31,467      3.3%
Interest-bearing demand deposits....................................         15,418       1.1%     17,061      1.2%
                                                                             ------                ------
         Total deposits.............................................        $65,951               $62,407
                                                                            =======               =======

     At December 31, 2004 and 2003, time deposits greater than $100,000 aggregated approximately $12.9 million and $10.8 million, respectively. The following table indicates, as of December 31, 2004 and 2003, the dollar amount of $100,000 or more deposits by the time remaining until maturity:

                                      2004                                           2003
                                           1 Year                                              1 Year
                     3 Months     3 to 12  through                      3 Months    3 to 12     through
                      or less     Months   5 years          Total       or  less      Months    5 years     Total
                    ---------- ----------- -------    -------------  ------------   --------    ---------   -----
(In Thousands)
Time certificates       $2,615      $4,376     $5,894    $12,885       $2,951        $5,152       $2,743     $10,846

Assets

     Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our interest earning assets by category at December 31, 2004 and 2003.

                                                                                 December 31,    December 31,
                                                                                    2004             2003
                                                                                 -----------     -----------
              (In Thousands)
              Investment securities
                Available for sale........................                         $ 9,082         $11,104
              Federal funds sold..........................                           1,439           1,866
              Interest bearing deposits in other banks........                         696              --
              Loans:
                Real estate...............................                          44,051          33,902
                Commercial and other......................                          24,697          17,821
                  Total loans.............................                          68,747          51,723
                 Less unearned income.....................                              --              --
                                                                                        --              --
                Loans, net of unearned income.............                          68,747          51,723
                                                                                    ------          ------
              Interest earning assets ....................                         $79,964         $64,693
                                                                                   =======          ======

Investment Portfolio

     At year-end 2004, obligations of the U.S. Government or its agencies represented 76% of the investment portfolio. The following table presents the composition of the carrying value of our investment portfolio at December 31, 2004 and 2003.


                                                   December 31,     December 31,
                                                       2004            2003
                                                       ----            ----
 (In Thousands)
Available for sale:
Obligations of U.S. Government and agencies.         $6,944          $8,890
Obligations of states and political subdivisions      1,173           1,356
Corporate bonds.............................            498             408
FHLB stock..................................            269             252
Bankers Bank stock..........................             78              78
Other equity securities.....................            120             120
                                                        ---             ---
Total.......................................         $9,082         $11,104
                                                     ======         =======

     The following table presents the maturity distribution of the amortized cost and estimated market value of our investment portfolio at December 31, 2004 and 2003. The weighted average yields on these instruments are presented based on final maturity.


                                                             2004                                    2003
                                             -------------------------------------    -----------------------------------
                                                          Estimated      Weighted                   Estimated    Weighted
                                            Amortized      Market        Average      Amortized       Market      Average
                                              Cost          Value         Yield          Cost         Value        Yield
                                             -----        ---------      --------     ---------     ---------    --------
(Dollars in Thousands)
Available for sale:
Obligations of U.S.
  Government and Agencies:
    Due within 1 year                            $   --        $   --         --         $1,502        $1,501         0.76%
    Due after 1 year but within 5 years           4,599         4,535      2.96%          4,224         4,197         2.54%
    Due after 5 years..................           2,430         2,409      4.12%          3,169         3,191         4.19%
Obligations of State and Political
Subdivision:
    Due within 1 year                               473           472      1.86%            240           240         1.08%
    Due after 1 year but within 5 years             442           443      2.46%            658           660         1.70%
    Due after 5 years                               252           258      2.52%            449           457         2.08%
 Corporate bonds:
    Due within 1 year                               100           100      6.15%            100           102         6.84%
    Due after 1 year but within 5 years             200           198       4.0%            102           106         6.15%
    Due after 5 years..................             200           200      1.48%            200           200         1.33%
FHLB Stock                                          269           269         --            252           252            --
Bankers Bank Stock                                   78            78         --             78            78            --
Other equity securities                             120           120         --            120           120            --
                                                    ---           ---                       ---           ---
        Total..........................          $9,163        $9,082                   $11,094       $11,104
                                                 ======        ======                   =======       =======

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

     Our investment securities portfolio of $9.1 million at December 31, 2004 and $11.1 million at December 31, 2003, consisted of securities available for sale which are carried at estimated market value.

Loan Portfolio

     Total loans of $68.7 million at December 31, 2004, reflected an increase of $17.0 million compared to total loans for the year ended December 31, 2003. Residential real estate loans, which historically have had low loss experience, increased $5.6 million or 25.7%. Construction and land development loans, loans secured by farmland and commercial real estate loans increased by $4.6 million or 37.8%. Commercial and industrial loans and agricultural loans increased by $4.4 million or 65.6%. These types of loans carry a higher level of risk in that the borrowers' ability to repay may be affected by local economic trends. Installment and other consumer loans increased by $2.5 million or 22.6%. These loans, generally secured by automobiles and other consumer goods, contain a historically higher level of risk; however, this risk is mitigated by the fact that these loans generally consist of small individual balances. As the loan portfolio is concentrated in Morgan, Anderson, Scott, and surrounding counties, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions. The following table sets forth the composition of our loan portfolio at December 31, 2004 and 2003.

                                                   December 31,   December 31,
                                                       2004            2003
                                                       ----            ----
(In Thousands)
Real estate loans:
  Construction and land development.......           $5,967          $4,492
  Secured by farmland and improvements....            1,281             916
  Secured by residential properties.......           27,134          21,628
  Commercial real estate loans............            9,669           6,866
                                                     ------          ------
     Total real estate loans..............           44,051          33,902
                                                     ------          ------
Loans to farmers..........................              268             243
Commercial and industrial loans...........           10,866           6,482
Installment loans.........................           13,170          10,720
Other consumer loans......................              199             136
All other loans...........................              193             240
                                                    -------         -------
     Total loans..........................          $68,747         $51,723
                                                    =======         =======

     The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year.

                                                                                        December 31, 2004
                                                                                       -------------------
                                                                                           Maturity Range
                                                                                       -------------------
                                                    One Year        One Through           Over
(In Thousands)                                       or Less         Five Years        Five Years         Total
                                                     -------         ----------        ----------         -----
Closed-end loans secured by first lien on 1- 4
family properties..................                    5,850             5,207            14,156           25,213
All other loans....................                   23,741            12,378             7,415           43,534
                                                      ------            ------             -----           ------

  Total loans......................                   29,591            17,585            21,571           68,747
                                                      ======            ======            ======           ======

     The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is set forth below.

     Closed-end loans secured by first lien on 1-4 family properties maturing after one year as of December 31, 2004 (in thousands):

             Fixed rate..............................            7,604
             Floating rate...........................           11,759
                                                                ------
                                                                19,363
                                                                ------
             Other loans maturing after one year:

             Fixed rate..............................            7,794
             Floating rate...........................           11,999
                                                                ------
                                                                19,793
                                                                ------

             Total loans maturing after one year.....           39,156
                                                                ======

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

     The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $670,000 at year end 2004, or 0.97%% of loans outstanding, net of unearned income, compared to $507,000 or 0.98% at year end 2003.

     The following table presents data related to our reserve for loan losses for the years ended December 31, 2004 and 2003.

                                                             2004         2003
                                                            ------       ------
(Dollars In Thousands)

Balance at beginning of period.................               $507         $483
Charge offs:
  Commercial, financial and agricultural.......                 --          (40)
  Real estate mortgage.........................                (38)          --
  Installment loans to individuals.............                (98)        (111)
                                                              ----        -----

Recoveries:
  Commercial, financial and agricultural.......                  3            5
  Real estate mortgage.........................                 --           --
  Installment loans to individuals.............                 10            7
                                                              ----        ------
Net charge offs................................               (123)        (139)
Additions to reserve charged to operations.....                286          163
                                                              ----        ------
Balance at end of period.......................               $670         $507
                                                              ====         ====

Ratio of net charge offs during the period to
average loans outstanding duringthe period....                0.21%        0.29%

Average allowance for loan losses to
average total loans...........................                0.99%        1.02%

         At December 31, 2004 and 2003, the allowance for loan losses was allocated as follows (dollars in thousands):

                                                                          2004                        2003
                                                                ------------------       -------------------------
                                                                                                    Percent of loans
                                                                Percent of loans in                        in
                                                                   each category                     each category
                                                 Amount           to total loans           Amount     to total loans
                                                 --------       -------------------       --------   -------------
Commercial, financial and agricultural.........   $ 67            16%                          $ 50        13%
Real estate mortgage...........................    335            64%                           254        66%
Installment loans to individuals...............    268            20%                           203        21%
                                                   ---            ---                           ---        ---
   Total.......................................   $670           100%                          $507        100%
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

Nonperforming assets (Dollars in thousands):


                                                                                         December 31,
                                                                                    ----------------------
                                                                                     2004             2003
                                                                                    -------        -------
Nonaccrual loans...............................................................      $257          $ 391
Restructured loans.............................................................        --             --
Other loans past due 90 days or more as to principal or interest payments......      $ 72          $ 142
Nonperforming loans as a percentage of net loans before allowance for loan losses    0.48%          1.03%
Allowance for loan losses as a percentage of nonperforming loans...............      203.6%         95.1%

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

         The following table sets forth liquidity ratios for the periods indicated:


                                                2004              2003
                                          ------------------------------
Average loans to average deposits......          91%               76%

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

         Citizens First Bank's capital ratios are set forth below.

                                                                                      December 31,
(Dollars in Thousands)
                                                                                    2004      2003
                                                                                  ------     -------
Capital:
Tier I capital:
         Stockholders' common equity.....................................        $ 8,199    $ 5,793
         Less unrealized gain (loss) on securities ......................           (50)          7
         Less disallowed intangibles.....................................             --         --
                                                                                      --         --
                  Total Tier I capital...................................          8,249      5,786
Tier II capital:
         Qualifying allowance for loan losses............................            670        507
                                                                                     ---        ---
                  Total capital..........................................         $8,919     $6,293
                                                                                  ======     ======
Risk-adjusted assets.....................................................        $63,978    $49,484
Quarterly average assets.................................................        $85,508    $69,671
Ratios:
Tier I capital to risk-adjusted assets...................................          12.9%      11.7%
Tier II capital to risk-adjusted assets..................................           1.0%       1.0%
Total capital to risk-adjusted assets....................................          13.9%      12.7%
Leverage -- Tier I capital to quarterly  average assets less disallowed
intangibles..............................................................           9.6%       8.3%

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

     The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.

                                                         Total Risk-Based     Tier I Risk-Based       Leverage
                                                           Capital Ratio        Capital Ratio           Ratio
                                                         ----------------     -----------------      -----------
Well-capitalized...................................        10% or above          6% or above         5% or above
Adequately capitalized.............................         8% or above          4% or above         4% or above
Undercapitalized...................................        Less than 8%         Less than 4%        Less than 4%
Significantly undercapitalized.....................        Less than 6%         Less than 3%        Less than 3%
Critically undercapitalized........................              --                    --              2% or less

On December 31, 2004 and 2003, we exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

ITEM 2. DESCRIPTION OF PROPERTY

     CFB and Citizens First Bank have their main offices at 1015 Main Street, Wartburg, Morgan County and have a branch location of the bank at 105 Gail Lane, Oliver Springs, Anderson County, Tennessee. We own the land and building at each location without mortgage or other encumbrance. A portion of the unused space at Oliver Springs is currently being leased for a minimal amount. During 2004, the bank purchased property located at 15730 Scott Highway, Oneida, Scott County, Tennessee. A full-service branch facility will be constructed and opened by the end of the 2nd quarter 2005.

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

                                   High            Low

2003:
           First Quarter         $23.00          $23.00
           Second Quarter         24.00           21.00
           Third Quarter          24.00           20.00
           Fourth Quarter         22.00           22.00
2004:
           First Quarter         $22.00          $22.00
           Second Quarter         23.00           22.00
           Third Quarter          24.00           20.00
           Fourth Quarter         24.00           22.00
2005
           First Quarter (1       24.00           22.00
------------------

(1) Through March 22, 2005, with the most recent trade occurring on February 9, 2005 at a price of $24.00 per share.

As of March 22, 2005, we had approximately 368 shareholders of record and 309,684 shares of common stock outstanding.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND DECEMBER 31, 2003
-----------------------------------------------------------------------------
General

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of CFB covers the years ended December 31, 2004 and 2003. Citizens First Bank was incorporated on October 1, 1995 and commenced operations on February 10, 1997. On October 24, 2002, a Plan of Share Exchange was consummated between Citizens First Bank and CFB in which holders of Citizens First Bank common shares exchanged them for common shares of CFB on a one for one basis, as provided for in the Plan of Share Exchange. The Plan of Share Exchange was approved by Citizens First Bank shareholders on May 23, 2002. CFB was formed August 28, 2002 under the laws of the State of Tennessee for the purpose of acquiring Citizens First Bank by means of the share exchange, and becoming a registered bank holding company under the Bank Holding Company Act. CFB's only activity is owning Citizens First Bank and the members of the boards of directors of CFB and Citizens First Bank are the same.

     Total assets grew from December 31, 2003 to December 31, 2004 as total assets increased $15.2 million, or 21.3%, from $71.2 million at December 31, 2003 to $86.4 million at December 31, 2004. The primary increases in assets for the year ended December 31, 2004 was a $17.0 million increase in net loans..

     Total deposits increased $7.0 million, or 11.1%, from $63.1 million at December 31, 2003 to $70.1 million at December 31, 2004. Citizens First Bank is continuing to attract new customers at both of its current locations.

     Total shareholders' equity decreased $477,000 as CFB had net income of $525,000, a net unrealized loss on available-for-sale securities of $57,000, and retired stock at a cost of approximately $946,000.

Comparison of Results of Operations

     During the year ended December 31, 2004, CFB had a total net income of $525,000 or $1.68 per share. During the year ended December 31, 2003, Citizens First Bank attained a net income of $476,000 or $1.35 per share.

Results of Operations

Net income.

     Net income for 2004 totaled $525,000 compared to net income in 2003 of $476,000. Budgeted amounts of earnings were not achieved by approximately
$77,000, primarily due to the expense related to maintaining the loan loss reserve at a level considered appropriate by management.

Noninterest Expense.

     Noninterest expense was $3.0 million in 2004 compared to $2.7 million for 2003. These expenses consist of salaries and benefits, occupancy expense, data processing expense, and other overhead expenses of conducting banking operations.

Provision for Loan Losses.

     The provision for loan loss expense was $286,000 for 2004 compared to $163,000 for 2003 due to continued loan growth. This was the result of net charge offs of $123,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was $69,000 over the budgeted amount.

Noninterest Income.

     Noninterest income through December 31, 2004 totaled $1.3 million, compared to $1.2 million for the year ended 2003. Noninterest income for 2004 exceeded the budget by $148,000. Noninterest income consists of fees for sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, net gain on sales of investment securities available for sale, and fees for other services.

Income Tax Expense.

     CFB's effective tax rate for 2004 was 37.9% compared to blended statutory rates of 38.3% for federal and state income taxes.

Capital Requirements

     CFB's equity capital was $4.4 million at year end 2004 compared to $4.9 million at year end 2003. This decrease of approximately $477,000 consists of CFB's net income for 2004 of $525,000, a net unrealized loss on available-for-sale securities of $57,000, and retired stock at a cost of approximately $945,000. We are subject to certain restrictions on the amount of dividends that Citizens First Bank may declare without prior regulatory approval.

Liquidity Resources

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and investment security repayments or sales of available for sale securities.

     During the year ended December 31, 2004, CFB decreased available for sale securities by $2.0 million from $11.1 million at year-end 2003.

     The majority of our deposits are comprised of certificates of deposit. Past experience has proven that these deposits are "core deposits" and the vast majority are renewed at maturity. Management is aware of this situation and any runoff of these funds can be recovered through the continual development of new time deposit products that are comparable to other investment products in our market. In addition to new products, to maintain funding, we have a line of credit available from the Federal Home Loan Bank in the amount of approximately $1.3 million and federal funds lines of $2.5 million. Management believes that we have cash on hand and other funding sources adequate to fund operations for the next 12 months.

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

Impact of New Accounting Pronouncements

The following are recently issued accounting pronouncements:

Derivative Instruments and Hedging Activities
---------------------------------------------

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on "Derivative Instruments and Hedging Activities". This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process and other board projects and in conjunction with other implementation issues. Management does not expect this statement to have any significant impact on the Company's financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Management does not expect this statement to have a significant impact on the Company's financial position or results of operations.

Consolidation of Variable Interest Entities
-------------------------------------------

In December 2003, the FASB issued revised Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary, which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. This Interpretation is effective for the Company in the first fiscal year or interim period ending after December 15, 2004. The Comapny does not presently have any related entities considered to be variable interest entities and this Standard is not expected to have a material effect on the Comapny's financial statements.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer
----------------------------------------------------------------------

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

Meaning of Other-Than-Temporary Impairment
------------------------------------------

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" ("Issue 03-1"). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments, and required certain additional financial statement disclosures. The implementation of the "Other-than-Temporary Impairment" component of this consensus has been postponed. The adoption of the guidance contained in this EITF consensus did not have a material effect on the Company's financial statements.

Share-Based Payment
-------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows." Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, which means that pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) to determine its impact on the Company's financial statements in future periods.

Exchanges of Non-Monetary Assets
--------------------------------

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an Amendment to APB opinion No. 29." This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe this Statement will have a material effect on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS




                          Index to Financial Statements


Independent Auditor's Report.................................................30

Consolidated Balance Sheets as of December 31, 2004 and 2003.................31

Consolidated Statements of Income for the Years ended
December 31, 2004, 2003 and 2002.............................................32

Consolidated Statements of Comprehensive Income for the
Years ended December 31, 2004, 2003 and 2002.................................33

Consolidated Statements of Changes in Shareholders'
Equity for the Three Years ended December 31, 2004...........................34

Consolidated Statements of Cash Flows for the Years
ended December 31, 2004, 2003 and 2002....................................35-36

Notes to Financial Statements.............................................37-52

                              PUGH & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
WILL J. PUGH, CPA
RONNIE G. CATE, CPA       HOME FEDERAL PLAZA - SUITE 200       MEMBERS
C. LARRY ELMORE, CPA      315 NORTH CEDAR BLUFF ROAD
W. JAMES PUGH, JR., CPA  KNOXVILLE, TENNESSEE 37923       AMERICAN INSTITUTE OF
DANIEL C. FRANKLIN, CPA         ___________         CERTIFIED PUBLIC ACCOUNTANTS
JAMES H. JONES, CPA
LISA W. HILL, CPA            P.O. BOX 31409              TENNESSEE SOCIETY OF
SUSAN R. FOARD, CPA KNOXVILLE, TENNESSEE 37930-1409 CERTIFIED PUBLIC ACCOUNTANTS ANDREW R. HARPER, CPA
                            865-769-0660 800-332-7021
                             TELECOPIER 865-769-1660

             Report of Independent Registered Public Accounting Firm


Board of Directors
CFB Bancshares, Inc. and Subsidiaries
Wartburg, Tennessee


We have audited the accompanying consolidated balance sheets of CFB Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2004, 2003, and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFB Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003, and 2002 in conformity with U.S. generally accepted accounting principles.

                            Pugh &Company, P.C.
                            Certified Public Accountants
                            Knoxville, Tennessee
                            February 11, 2005

                      CFB BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                           As of December 31,              2004                     2003
                                                                                   ---------------------    ---------------------
                                   ASSETS
Cash and Due From Banks                                                            $          3,061,571     $          2,860,234
Federal Funds Sold                                                                            1,438,756                1,865,649
                                                                                   ---------------------    ---------------------
   Total Cash and Cash Equivalents                                                            4,500,327                4,725,883

Interest-Bearing Deposits in Other Banks                                                        696,397                  497,267
Investment Securities Available for Sale, at Fair Value                                       9,082,400               11,103,951
Loans Held for Sale, at Fair Value                                                               62,900                        0
Loans, Net                                                                                   68,077,491               51,215,448
Premises and Equipment, Net                                                                   3,059,449                2,954,117
Accrued Interest Receivable                                                                     461,798                  376,827
Foreclosed Real Estate                                                                          209,246                  135,824
Prepaid Expenses and Other                                                                      262,976                  210,147
                                                                                   ---------------------    ---------------------

TOTAL ASSETS                                                                       $         86,412,984     $         71,219,464
                                                                                   =====================    =====================

                           LIABILITIES AND EQUITY
LIABILITIES
 Deposits:
  Demand                                                                           $         31,647,118     $         30,235,922
  Term                                                                                       38,425,034               32,872,372
                                                                                   ---------------------    ---------------------
   Total Deposits                                                                            70,072,152               63,108,294

 Securities Sold Under Agreements to Repurchase                                                 423,694                  383,610
 Advances From Federal Home Loan Bank                                                         6,988,363                  339,669
 Trust Preferred Debt                                                                         4,000,000                2,000,000
 Accrued Interest Payable                                                                       156,835                  106,408
 Accrued Income Taxes                                                                            66,288                  102,690
 Deferred Income Taxes                                                                          218,096                  244,262
 Other                                                                                           84,701                   54,320
                                                                                   ---------------------    ---------------------
   Total Liabilities                                                                         82,010,129               66,339,253
                                                                                   ---------------------    ---------------------

SHAREHOLDERS' EQUITY
 Common Stock, Par Value $1, Authorized 2,000,000 Shares;
  Issued and Outstanding 309,684 in 2004 and 352,654 in 2003                                    309,684                  352,654
 Capital in Excess of Par Value                                                               3,085,554                3,988,524
 Retained Earnings                                                                            1,057,739                  532,525
 Accumulated Other Comprehensive Income (Loss)                                                 (50,122)                    6,508
                                                                                   ---------------------    ---------------------
   Total Shareholders' Equity                                                                 4,402,855                4,880,211
                                                                                   ---------------------    ---------------------

TOTAL LIABILITIES AND EQUITY                                                    $            86,412,984  $            71,219,464
                                                                                   =====================    =====================

The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

                               For the Years Ended December 31,           2004                  2003                  2002
                                                                     ----------------     -----------------     -----------------
INTEREST INCOME
 Loans                                                               $     4,146,731      $      3,485,416      $      3,454,086
 Investment Securities                                                       276,333               311,103               351,946
 Federal Funds Sold and Other                                                 27,778                24,859                54,472
                                                                     ----------------     -----------------     -----------------
  Total Interest Income                                                    4,450,842             3,821,378             3,860,504
                                                                     ----------------     -----------------     -----------------
INTEREST EXPENSE
 Deposits                                                                  1,292,929             1,331,367             1,713,969
 Advances From Federal Home Loan Bank                                        200,731                 2,349                     0
 Trust Preferred Debt                                                        114,757                 3,161                     0
 Other                                                                         5,473                 5,384                 8,643
                                                                     ----------------     -----------------     -----------------
  Total Interest Expense                                                   1,613,890             1,342,261             1,722,612
                                                                     ----------------     -----------------     -----------------
NET INTEREST INCOME                                                        2,836,952             2,479,117             2,137,892
PROVISION FOR LOAN LOSSES                                                    285,760               163,327               288,068
                                                                     ----------------     -----------------     -----------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                           2,551,192             2,315,790             1,849,824
                                                                     ----------------     -----------------     -----------------
NONINTEREST INCOME
 Service Charges on Demand Deposits                                          742,959               752,256               618,353
 Loan Fees and Other Service Charges                                         417,587               359,756               297,588
 Insurance Agency Commissions                                                 58,866                27,055                10,601
 Net Gain (Loss) on Sales of Investment Securities
Available       for Sale                                                     (1,711)                     0                27,506
 Net Gain on Sales of Loans                                                   14,243                     0                     0
 Other                                                                        72,044                57,783                51,412
                                                                     ----------------     -----------------     -----------------
     Total Noninterest Income                                              1,303,988             1,196,850             1,005,460
                                                                     ----------------     -----------------     -----------------
NONINTEREST EXPENSE
 Salaries and Employee Benefits                                            1,370,689             1,086,432             1,072,594
 Occupancy and Equipment Expense                                             599,445               546,286               493,684
 Data Processing Expenses                                                    222,899               201,559               203,991
 Office Supplies and Postage                                                 136,841               129,365               128,213
 Advertising and Promotion                                                    89,357                63,475                64,248
 Loss on Foreclosed Real Estate                                               21,939                43,308                 1,782
 Organizational and Startup Expenses for Peoples Bank                              0               124,062                     0
 Other                                                                       568,767               544,816               454,093
                                                                     ----------------     -----------------     -----------------
  Total Noninterest Expense                                                3,009,937             2,739,303             2,418,605
                                                                     ----------------     -----------------     -----------------
INCOME BEFORE INCOME TAXES                                                   845,243               773,337               436,679
INCOME TAXES                                                                 320,029               297,589               147,763
                                                                     ----------------     -----------------     -----------------
NET INCOME                                                        $          525,214   $           475,748   $           288,916
                                                                     ================     =================     =================
EARNINGS PER SHARE:
 Basic                                                            $             1.68   $              1.35   $              0.82
                                                                     ================     =================     =================
 Assuming Dilution                                                $             1.59   $              1.28   $              0.79
                                                                     ================     =================     =================

The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                     For the Years Ended December 31,            2004                  2003                  2002
                                                                       ------------------     ----------------     -----------------
NET INCOME                                                             $         525,214      $      475,748               288,916
                                                                       ------------------     ----------------     -----------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
 Unrealized Gains (Losses) on Investment Securities
  Available for Sale                                                            (93,050)             (78,801)               96,842

 Reclassification Adjustment for Net (Gains) Losses Included in
  Net Income                                                                       1,711                   0               (27,506)

 Income Taxes Related to Unrealized Gains/Losses
  on Investment Securities Available for Sale                                     34,709              29,944               (26,347)
                                                                      ------------------     ----------------    -----------------
   Other Comprehensive Income (Loss), Net of Tax                                (56,630)             (48,857)               42,989
                                                                      ------------------     ----------------    -----------------
COMPREHENSIVE INCOME                                                  $         468,584      $       426,891     $         331,905
                                                                      ==================     ================    =================





   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   For the Three Years Ended December 31, 2004


                                                                                                  Accumulated
                                                             Capital in                              Other               Total
                                             Common          Excess of         Retained          Comprehensive       Shareholders'
                                              Stock          Par Value         Earnings             Income               Equity
                                           ------------     -------------    --------------     ----------------     ---------------
BALANCES, JANUARY 1, 2002                  $  353,904       $ 3,359,412      $    459,863       $       12,376       $   4,185,555

Net Income                                          0                 0           288,916                    0             288,916

Cash Dividend Paid                                  0                 0           (35,390)                   0             (35,390)

Effect of Share Exchange and
 Conversion of Bank Stock to
 Holding Company Stock                              0           656,612          (656,612)                   0                   0

Other Comprehensive Income                          0                 0                 0               42,989              42,989
                                           ------------     -------------    --------------     ----------------     ---------------

BALANCES, DECEMBER 31, 2002                   353,904         4,016,024            56,777               55,365           4,482,070

Net Income                                          0                 0           475,748                    0             475,748

Purchase and Retirement of
 1,250 Shares of Common Stock                  (1,250)          (27,500)                0                    0             (28,750)

Other Comprehensive Loss                            0                 0                 0              (48,857)            (48,857)
                                           ------------     -------------    --------------     ----------------     ---------------

BALANCES, DECEMBER 31, 2003                   352,654          3,988,524          532,525                6,508           4,880,211

Net Income                                          0                 0            525,214                   0             525,214

Purchase and Retirement of
 42,970 Shares of Common Stock                (42,970)         (902,970)                0                    0            (945,940)

Other Comprehensive Loss                            0                 0                 0              (56,630)            (56,630)
                                           ------------     -------------    --------------     ----------------     ---------------

BALANCES, DECEMBER 31, 2004                $  309,684       $ 3,085,554      $  1,057,739       $      (50,122)      $   4,402,855
                                           ============     =============    ==============     ================     ===============



The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                For the Years Ended December 31,            2004                  2003                   2002
                                                                      -----------------     ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                           $        525,214      $        475,748       $       288,916
                                                                      -----------------     ------------------     -----------------
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Loan Losses                                                   285,760               163,327               288,068
   Depreciation                                                                351,394               342,850               314,772
   Amortization                                                                 18,000                     0                     0
   (Gain) Loss on Sales of Investment Securities Available for                   1,711                     0               (27,506)
Sale
   Gain on Sales of Loans                                                     (14,243)                     0                     0
   (Gain) Loss on Sales of Foreclosed Real Estate                              (9,770)                20,169                     0
   Amortization of Investment Securities Premiums and                           16,872                42,959                35,003
Discounts, Net
   Federal Home Loan Bank Stock Dividends                                     (10,400)               (10,000)               (9,500)
   Deferred Income Taxes                                                         8,543                78,621               124,124
   (Increase) Decrease in Accrued Interest Receivable                         (84,971)               (32,494)               12,138
   (Increase) Decrease in Prepaid Income Taxes                                       0                92,856               (92,856)
   Increase in Prepaid Expenses and Other Assets                              (70,829)               (46,757)              (81,686)
   Increase (Decrease) in Accrued Income Taxes                                (36,402)               102,690               (18,258)
   Increase (Decrease) in Accrued Interest Payable                              50,427               (17,598)              (30,979)
   Increase (Decrease) in Other Liabilities                                     30,381                (3,758)               15,415
                                                                      -----------------     ------------------     -----------------
    Total Adjustments                                                          536,473               732,865               528,735
                                                                      -----------------     ------------------     -----------------
     Net Cash Provided by Operating Activities                               1,061,687             1,208,613               817,651
                                                                      -----------------     ------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net (Increase) Decrease in Interest-Bearing Deposits in Other               (199,130)               196,784              (694,051)
Banks
 Investment Securities Available for Sale:
  Sales                                                                      2,608,956                     0             1,269,588
  Purchases                                                                (6,468,772)           (15,761,765)          (14,841,106)
  Maturities                                                                 5,237,450            12,900,000             9,750,000
  Principal Collections on Mortgage-Backed Securities                          544,395             1,951,416             1,893,634
 Net Increase in Loans                                                    (17,927,546)            (7,100,675)           (4,008,963)
 Proceeds from Sales of Loans                                                 667,434                      0                     0
 Purchases of Premises and Equipment                                         (456,726)              (167,447)             (695,104)
 Proceeds From Sales of Foreclosed Real Estate                                      0                 32,100                 7,227
                                                                      -----------------     ------------------     -----------------
      Net Cash Used in Investing Activities                               (15,993,939)            (7,949,587)           (7,318,775)
                                                                      -----------------     ------------------     -----------------


The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES


                                For the Years Ended December 31,           2004                   2003                   2002
                                                                     ------------------     ------------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits                                                    6,963,858             3,305,999             9,852,119
 Net Increase in Securities Sold Under Agreements to Repurchase                 40,084                 5,385                 8,642
 Net Increase in Advances From Federal Home Loan Bank                        6,648,694               339,669                     0
 Purchase and Retirement of Common Stock                                     (945,940)               (28,750)                    0
 Dividends Paid                                                                      0                     0               (35,390)
 Proceeds From Issuance of Trust Preferred Debt                              2,000,000             2,000,000                     0
                                                                     ------------------     ------------------    ------------------
     Net Cash Provided by Financing Activities                              14,706,696             5,622,303             9,825,371
                                                                     ------------------     ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (225,556)            (1,118,671)            3,324,247

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               4,725,883             5,844,554             2,520,307
                                                                     ------------------     ------------------    ------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $       4,500,327      $      4,725,883      $      5,844,554
                                                                     ==================     ==================    ==================

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
 Interest                                                            $       1,563,463      $      1,359,859      $      1,753,591
 Income Taxes                                                        $         330,766      $         21,881      $        134,472

Supplementary Disclosures of Noncash Investing Activities:
 Acquisitions of Foreclosed Real Estate                              $         217,952      $        119,349      $        381,924
 Sales of Foreclosed Real Estate by Origination of Mortgage          $         154,300               105,953      $        200,000
Loans
 Change in Unrealized Gain/Loss on Investment Securities
  Available for Sale                                                 $         (91,339)     $        (78,801)     $         69,336
 Change in Deferred Income Taxes Associated With Unrealized
  Gain/Loss on Investment Securities Available for Sale              $         (34,709)     $        (29,944)     $         26,347
 Change in Net Unrealized Gain/Loss on Investment Securities
  Available for Sale                                                           (56,630)     $        (48,857)     $         42,989


The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003, and 2002



NOTE 1 - PRINCIPLES OF CONSOLIDATION, NATURE OF OPERATIONS AND SHARE EXCHANGE

The consolidated financial statements include the accounts of CFB Bancshares, Inc., a bank holding company, its wholly owned subsidiary, Citizens First Bank, and the Bank's wholly owned subsidiary, CFB Financial Services, Inc., which provides insurance agency services. All significant intercompany balances and transactions have been eliminated. The management of CFB Bancshares, Inc. attempted to organize a new bank called Peoples Bank of Scott County in Oneida, Tennessee. However, a sufficient amount of capital stock subscriptions were not received in 2003 and the plans were terminated. Organizational and startup expenses incurred by the Company were expensed in 2003 (see Note 18).

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

Reclassifications - Certain items in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 consolidated financial statements.

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

Cash and Due From Banks - Cash and due from banks includes balances in five correspondent commercial banks located in the Southeastern United States. Balances in correspondent bank accounts in excess of FDIC insurance limits totaled approximately $1,231,000 as of December 31, 2004 ($1,098,000 as of December 31, 2003).

Federal Funds Sold - Federal funds sold consists of unsecured loans to two correspondent commercial banks (one bank in 2003) located in the Southeastern United States. The loans are repaid on the next business day.

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

Loans Held for Sale - Loans held for sale are stated at fair value, which approximates book value as of December 31, 2004.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation, investment securities available for sale, and use of the cash basis for tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. See Note 12 for additional information.

Stock Option Plans - The Company has two stock option plans which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in consolidated net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                         Year Ended December 31,
                                                                      ----------------------------------------------------------
                                                                             2004                 2003                 2002
                                                                      ----------------     ----------------    -----------------
 Net Income, as Reported                                              $        525,214     $       475,748     $       288,916
Less: Total Stock-Based Employee Compensation
 Expense Determined Under Fair Value Based Method
 for All Awards, Net of Related Tax Effects                                         0                    0                   0
                                                                      ----------------     ----------------    -----------------
Pro Forma Net Income                                                  $       525,214      $       475,748     $       288,916
                                                                      ================     ================    =================

Earnings Per Share:
 Basic - as Reported                                                  $          1.68      $          1.35     $          0.82
                                                                      ================     ================    =================
 Basic - Pro Forma                                                    $          1.68      $          1.35     $          0.82
                                                                      ================     ================    =================
 Diluted - as Reported                                                $          1.59      $          1.28     $          0.79
                                                                      ================     ================    =================
 Diluted - Pro Forma                                                  $          1.59      $          1.28     $          0.79
                                                                      ================     ================    =================

Earnings Per Share - Earnings per share is based on the following for the years ended December 31:

                                                                              2004                 2003                 2002
                                                                      ----------------     ----------------    -----------------
Weighted Average Number of Shares Outstanding
 Used for Basic Calculation                                                   312,420              353,222              353,904
Effect of Dilutive Stock Options                                               18,783               17,182               12,779
                                                                      ----------------     ----------------    -----------------
Number of Shares Used for Calculation Assuming Dilution                       331,203              370,404              366,683
                                                                      ================     ================    =================

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

                                                                     Investment Securities Available for Sale
                                                    ----------------------------------------------------------------------------
                                                                         Gross                Gross             Estimated
                                                       Amortized          Unrealized          Unrealized             Fair
                                                         Cost               Gains               Losses               Value
                                                    ----------------    ---------------     ----------------    ----------------
December 31, 2004
Debt Securities:
 Obligations of the U.S. Government
  Corporations and Agencies                            $  5,408,247      $          27      $      (73,264)     $    5,335,010
 Mortgage-Backed Securities                               1,367,310                262             (11,084)          1,356,488
 Corporate Debt Securities                                  500,320                  0              (1,477)            498,843
 Obligations of States and Political
  Subdivisions                                            1,166,655              7,558              (1,364)          1,172,849
                                                    ----------------    ---------------     ----------------    ----------------
   Total Debt Securities                                  8,442,532              7,847             (87,189)          8,363,190

Equity Securities:
 Federal Home Loan Bank Stock, at Cost                      269,100                  0                   0             269,100
 FNMA Preferred Stock                                       253,125                  0              (1,500)            251,625
 Other Equity Securities, at Cost                           198,485                  0                   0             198,485
                                                    ----------------    ---------------     ----------------    ----------------
                                                     $    9,163,242     $        7,847      $      (88,689)    $    9,082,400
                                                    ================    ===============     ================    ================


                                                                     Investment Securities Available for Sale
                                                    ----------------------------------------------------------------------------
                                                                            Gross                Gross             Estimated
                                                       Amortized          Unrealized          Unrealized             Fair
                                                         Cost               Gains               Losses               Value
                                                    ----------------    ---------------     ----------------    ----------------
December 31, 2003
Debt Securities:
 Obligations of U.S. Government
  Corporations and Agencies                         $     6,084,759     $       12,522      $      (37,428)     $     6,059,853
 Mortgage-Backed Securities                               2,557,543             25,738              (5,231)           2,578,050
 Corporate Debt Securities                                  401,835              6,378                   0              408,213
 Obligations of States and Political
  Subdivisions                                            1,345,707             10,018                   0            1,355,725
                                                    ----------------    ---------------     ----------------    ----------------
   Total Debt Securities                                 10,389,844             54,656             (42,659)          10,401,841

Equity Securities:
 Federal Home Loan Bank Stock, at Cost                      252,000                  0                   0              252,000
 FNMA Preferred Stock                                       253,125                  0              (1,500)             251,625
 Other Equity Securities, at Cost                           198,485                  0                   0              198,485
                                                    ----------------    ---------------     ----------------    ----------------
                                                    $    11,093,454     $       54,656      $      (44,159)     $    11,103,951
                                                    ================    ===============     ================    ================

The amortized cost and estimated fair value of debt securities as of December 31, 2004 by contractual maturity are as follows:

                                               Amortized           Estimated
                                                 Cost             Fair Value
                                           ----------------    ----------------
Due in One Year or Less                    $    2,324,210      $     2,308,321
Due After One Year Through Five Years           4,140,854            4,091,350
Due After Five Years Through Ten Years             50,158               51,474
Due in Ten Years or More                          560,000              555,557
                                           ----------------    ----------------
                                                7,075,222            7,006,702
Mortgage-Backed Securities                      1,367,310            1,356,488
                                           ----------------    ----------------
                                           $    8,442,532      $     8,363,190
                                           ================    ================

Expected maturities can differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Bank sold approximately $2,609,000 in investment securities available for sale during the year ended December 31, 2004 ($0 in 2003 and $1,270,000 in 2002).

Investments with a total estimated fair value (which approximates book value) of approximately $4,400,000 as of December 31, 2004 ($5,900,000 in 2003) were pledged to secure deposits of public and private funds.

The following table shows the Bank's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position:


                                        Less Than 12 Months             12 Months or Greater                      Total
                                   ------------------------------    ----------------------------     ------------------------------
                                                       Gross                            Gross                             Gross
                                                     Unrealized                      Unrealized                         Unrealized
                                    Fair Value         Losses        Fair Value        Losses          Fair Value         Losses
                                   -------------   -------------    ------------    ------------     -------------    -------------
As of December 31, 2004:
Obligations of U.S. Government
  Corporations and Agencies        $   3,029,616   $      29,555    $  2,105,205    $     43,709     $   5,134,821    $      73,264
Mortgage-Backed Securities               562,897           6,310         767,506           4,774         1,330,403           11,084
Corporate Debt Securities                198,843           1,477               0               0           198,843            1,477
Obligations of States and
  Political Subdivisions                 495,845           1,364               0               0           495,845            1,364
Preferred Stock                                0               0         251,625           1,500           251,625            1,500
                                   -------------   -------------    ------------    ------------     -------------    -------------
     Total Temporarily Impaired
        Securities                 $   4,287,201   $      38,706    $  3,124,336    $     49,983     $   7,411,537    $      88,689
                                   =============   =============    ============    ============     =============    =============

As of December 31, 2003:
Obligations of U.S. Government
  Corporations and Agencies        $  3,860,312    $      37,428    $          0    $          0     $   3,860,312    $      37,428
Mortgage-Backed Securities            1,000,754            5,231               0               0         1,000,754            5,231
Corporate Debt Securities                     0                0               0               0                 0                0
Obligations of States and
  Political Subdivisions                      0                0               0               0                 0                0
Preferred Stock                         251,625            1,500               0               0           251,625            1,500
                                  -------------    -------------    ------------    ------------     -------------    -------------

     Total Temporarily Impaired
        Securities                $  5,112,691     $     44,159     $          0    $          0     $   5,112,691    $      44,159
                                  =============    =============    ============    ============     =============    =============

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, the thirty-three investment securities with unrealized losses have depreciated 1.2% from the Bank's amortized cost basis. These securities are guaranteed by U.S. government agencies or corporations, other state and local governments, or financially stable corporations. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Since management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines in fair value are deemed to be other-than-temporary. Accordingly, management has not recorded any permanent write downs in the carrying value of its investments securities.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, consumer and commercial lending services to businesses and individuals primarily in Morgan, Anderson, Roane, and Scott Counties. A summary of loans is as follows:

                                              2004                   2003
                                       ------------------    -------------------
Loans Secured by Real Estate:
 Commercial Properties                 $        9,669,308    $        6,865,780
 Construction and Land Development              5,966,763             4,491,711
 Residential and Other Properties              28,414,775            22,544,328
                                       ------------------    -------------------
Total Loans Secured by Real Estate             44,050,846            33,901,819
Commercial and Industrial Loans                10,866,193             6,481,650
Consumer Loans and Other                       13,830,342            11,339,298
                                       ------------------    -------------------
                                               68,747,381            51,722,767
Less:  Allowance for Loan Losses                 (669,890)             (507,319)
                                       ------------------    -------------------
                                       $       68,077,491    $       51,215,448
                                       ==================    ===================

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they become payable. Outstanding letters of credit were $256,500 and $256,562 as of December 31, 2004 and 2003. Unadvanced lines of credit and commitments to extend credit were approximately $5,499,000 and $4,285,000 as of December 31, 2004 and 2003. Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 2004 and 2003 approximately $5,169,000 and $3,863,000, respectively were secured, primarily by real estate.

From time to time, the Bank provides credit to its executive officers, directors and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection. Loans to officers, directors and their affiliates are as follows:

                                                2004                  2003
                                      -------------------    ------------------
Loans at Beginning of Year            $         646,305      $         299,438
 Disbursements                                  817,243                600,669
 Repayments                                    (224,211)              (253,802)
                                      -------------------    ------------------
Loans at End of Year                  $       1,239,337      $         646,305
                                      ===================    ==================

The transactions in the allowance for loan losses are as follows:

                                                                       2004                  2003                  2002
                                                               -------------------    ------------------    ------------------
Balance, Beginning of Year                                      $         507,319      $        482,539      $        387,612
 Charge-Offs                                                             (136,633)             (151,089)             (204,748)
 Recoveries                                                                13,444                12,542                11,607
 Provision - Charged to Expense                                           285,760               163,327               288,068
                                                                -------------------    ------------------    ------------------
Balance, End of Year                                            $         669,890      $        507,319      $        482,539
                                                                ===================    ==================    ==================

Loans past due ninety days or more were approximately $257,000 and $400,000 as of December 31, 2004 and 2003, respectively. Loans on nonaccrual status were approximately $257,000 as of December 31, 2004 ($391,000 as of December 31,
2003).

As of December 31, 2004 and 2003, the Bank had loans amounting to approximately $348,000 and $344,000, respectively that were specifically classified as impaired. The average individual loan balance of these impaired loans amounted to approximately $8,000 and $11,000, respectively, for the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, the allowance for loan losses related to impaired loans amounted to approximately $62,000 and $53,000, respectively. Also, interest income of $24,298 and $14,600, respectively, relating to these impaired loans was recognized for the years ended December 31, 2004 and 2003.

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:
                                                2004                  2003
                                       -------------------    ------------------
Land                                   $         484,462      $        257,054
Buildings                                      1,992,448             1,962,640
Furniture, Fixtures and Equipment              2,108,324             2,004,522
Construction in Progress                          88,907                     0
                                       -------------------    ------------------
                                               4,674,141             4,224,216
Less Accumulated Depreciation                 (1,614,692)           (1,270,099)
                                       -------------------    ------------------
                                       $       3,059,449      $      2,954,117
                                       ===================    ==================

NOTE 6 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:

                                                 2004                  2003
                                       -------------------    ------------------
Loans                                  $        424,434       $       336,928
Investment Securities                            37,364                39,899
                                       -------------------    ------------------
                                       $        461,798       $       376,827
                                       ===================    ==================

NOTE 7 - DEPOSITS

A summary of deposits is as follows:

                                                2004                  2003
                                      -------------------    ------------------
Demand Deposits:
 Noninterest-Bearing Accounts         $        9,242,333     $      8,295,822
 NOW and MMDA Accounts                        14,714,569           15,637,851
 Savings Accounts                              7,690,216            6,302,249
                                      -------------------    ------------------
  Total Demand Deposits                       31,647,118           30,235,922
                                      -------------------    ------------------
Term Deposits:
 Less Than $100,000                           25,539,971           22,026,707
 $100,000 or More                             12,885,063           10,845,665
                                      -------------------    ------------------
  Total Term Deposits                         38,425,034           32,872,372
                                      -------------------    ------------------
                                      $       70,072,152     $     63,108,294
                                      ===================    ==================

As of December 31, 2004, the scheduled maturities of term deposits are as follows:

           2005                                  $        20,291,755
           2006                                            6,125,785
           2007                                            8,298,690
           2008                                            2,898,578
           2009 and Thereafter                               810,226
                                                 -------------------
                                                 $        38,425,034
                                                 ===================

NOTE 8 - INTEREST EXPENSE

A summary of interest expense is as follows:

                                                                     2004                   2003                  2002
                                                              -------------------    -------------------    ------------------
NOW and MMDA Accounts                                         $          161,689     $          204,596     $         313,480
Savings Accounts                                                         129,727                 95,518                77,684
Term Deposits                                                          1,001,513              1,031,253             1,322,805
Securities Sold Under Agreements to Repurchase                             5,084                  5,384                 8,643
Federal Funds Purchased                                                      389                      0                     0
Advances From Federal Home Loan Bank                                     200,731                  2,349                     0
Trust Preferred Debt                                                     114,757                  3,161                     0
                                                              -------------------    -------------------    ------------------
 Total Interest Expense                                       $        1,613,890     $        1,342,261     $       1,722,612
                                                              ===================    ===================    ==================

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has sold certain investment securities with agreements to repurchase primarily on an overnight basis to selected depositors totaling $423,694 and $383,610 as of December 31, 2004 and 2003, respectively.

Securities sold under agreements to repurchase averaged approximately $393,000 and $381,000 during 2004 and 2003, respectively. The maximum amounts outstanding at any month-end during 2004 and 2003 were approximately $424,000 and $384,000, respectively.

NOTE 10 - ADVANCES FROM FEDERAL HOME LOAN BANK

The following table is a maturity schedule of advances from the Federal Home Loan Bank as of December 31, 2004:

                                                                    Amount
  Date of                                      Final             Outstanding
  Advance              Interest Rate        Maturity Date          at 12/31/04
----------------     ------------------    ----------------     ----------------
  10/21/03                6.12%               11/01/33          $   335,566
  03/09/04                3.25%               03/09/09            5,000,000
  05/25/04                5.66%               06/01/24              490,200
  07/14/04                5.46%               08/01/24            1,162,597
                                                                -----------
                                                                $ 6,988,363
                                                                ===========

Interest expense associated with the advances from the FHLB totaled $200,731 for the year ended December 31, 2004 ($2,349 in 2003 and $0 in 2002). Pursuant to collateral agreements with the FHLB, the advances are secured by the Bank's FHLB stock and certain first mortgage loans.

NOTE 11 - TRUST PREFERRED DEBT

In November 2003, the Company formed CFB Statutory Trust I ("The Trust"). The Trust is a statutory business trust formed under the laws of the state of Connecticut and is wholly owned by the Company. In December 2003, the Trust issued variable rate preferred securities with an aggregate liquidation amount of $2,000,000 ($1,000 per preferred security) to a third-party investor. The Company then issued variable rate junior debentures aggregating $2,062,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis, initially at a stated rate of 4.12% until March 17, 2004. The variable interest rate beginning March 17, 2004 is the three-month LIBOR plus 2.95% adjusted quarterly (5.46% at December 31, 2004). The interest rate also cannot exceed 11.75% prior to December 17, 2008. These junior subordinated debentures will mature in 2033, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed, in whole or in part, beginning December 17, 2008 at a redemption price of $1,000 per preferred security.

In September 2004, the Company formed CFB Statutory Trust II. The Trust is a statutory business trust formed under the laws of the state of Delaware and is wholly owned by the Company. In September 2004, the Trust issued variable rate preferred securities with an aggregate liquidation amount of $2,000,000 ($1,000 per preferred security) to a third-party investor. The Company then issued variable rate junior debentures aggregating $2,062,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis, initially at a stated rate of 4.27% until December 20, 2004. The variable interest rate beginning December 20, 2004 is the three-month LIBOR plus 2.40% adjusted quarterly (4.91%).

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trusts under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs and underwriting fees of $120,000 were capitalized related to the offerings and are being amortized over 60 months. The trust agreements contain provisions that enable the Company to defer making interest payments for a period of up to five years. However, the Company would be restricted from paying dividends on or redeeming its common stock.

NOTE 12 - INCOME TAXES

Income taxes as shown in the statements of income differ from the amounts computed using the statutory federal income tax rate as follows:

                                              2004                            2003                             2002
                                   ---------------------------    -----------------------------    -----------------------------
                                                    Percent                          Percent                          Percent
                                                       of                              of                               of
                                                     Pretax                          Pretax                           Pretax
                                     Amount          Income          Amount          Income          Amount           Income
                                   ------------    -----------    -------------    ------------    ------------     ------------

Statutory Rate                     $    287,383          34.0%    $     262,934         34.0%      $  148,471           34.0%
State Income Tax and
Other, Net                               32,646            3.8           34,655          4.5             (708)          (0.2)
                                   ------------    -----------    -------------    ------------    ------------     ------------
                                   $    320,029          37.8%    $     297,589         38.5%      $   147,763          33.8%
                                   ============    ===========    =============    ============    ============     ============
Income Taxes Consist of:

Current                           $    311,486                    $     218,968                    $    23,639
Deferred                                 8,543                           78,621                        124,124
                                   ------------                   -------------                    ------------
                                  $    320,029                    $     297,589                    $   147,763
                                   ============                   =============                    ============


The tax effect of each type of temporary difference and carryforward that give rise to deferred tax assets and liabilities is as follows:

                                                                                            2004                  2003
                                                                                     -------------------    ------------------

 Deferred Tax Assets:
 Allowance for Loan Losses                                                           $          170,533     $         129,112
 Organizational and Startup Costs                                                                 9,101                12,314
 Unrealized Holding Losses on Investment Securities Available for Sale                           30,720                     0
 State Taxes                                                                                     13,172                11,477
                                                                                     -------------------    ------------------
   Total Deferred Tax Assets                                                                    223,526               152,903
                                                                                     -------------------    ------------------

Deferred Tax Liabilities:
 Depreciation                                                                                   263,645               230,675
 FHLB Stock Dividends                                                                            26,082                19,156
 Unrealized Holding Gains on Investment Securities Available for Sale                                 0                 3,989
 Conversion to Cash Basis                                                                       145,672               141,789
 Investment Securities Discounts                                                                  6,223                 1,556
                                                                                     -------------------    ------------------
   Total Deferred Tax Liabilities                                                               441,622               397,165
                                                                                     -------------------    ------------------

   Net Deferred Tax Liabilities                                                      $          218,096     $         244,262
                                                                                     ===================    ==================


NOTE 13 - RELATED PARTY TRANSACTIONS

HLR Investors, a partnership owned by three members of senior management, owns approximately 0.5% of a limited partnership which invests in a reinsurance company which benefits indirectly from credit life insurance sold to some of the Bank's loan customers.

See Note 4 for information concerning loans to executive officers, directors and their affiliates.

NOTE 14 - STOCK OPTION PLANS

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

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                       Years Ended December 31,
                    --------------------------------------------- --------------
                             2004                   2003                  2002
                    -----------------       -----------------    ---------------
Dividend Yield              N/A                    N/A                    N/A
Expected Life               N/A                    N/A                    N/A
Expected Volatility         N/A                    N/A                    N/A
Risk-Free Interest Rate     N/A                    N/A                    N/A


A summary of the status of the Company's stock option plans is presented below:

                                              2004                            2003                             2002
                                   ---------------------------    -----------------------------    -----------------------------
                                                    Weighted                        Weighted                         Weighted
                                                    Average                          Average                          Average
                                                    Exercise                        Exercise                         Exercise
                                     Shares          Price           Shares           Price          Shares            Price
                                   ------------    -----------    -------------    ------------    ------------     ------------
Outstanding at
Beginning of Year                       54,000     $    15.00           54,000     $     15.00          54,000      $     15.00
Granted                                      0                               0                               0
Exercised                                    0                               0                               0
Forfeited                                    0                               0                               0
                                   ------------                   -------------                    ------------
Outstanding at                          54,000     $    15.00           54,000     $     15.00          54,000      $     15.00
 End of Year
                                   ============                   =============                    ============
Options Exercisable                     54,000     $    15.00           54,000     $     15.00          54,000      $     15.00
 at Year-End
Weighted-Average Fair
 Value of Options Granted
 During the Year                   $        NA                    $        N/A                     $      N/A


Information pertaining to options outstanding at December 31, 2004 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                       ----------------------------------------------------     --------------------------------
                                                              Weighted
                                                               Average          Weighted                             Weighted
                                                              Remaining          Average                             Average
             Range of                       Number           Contractual        Exercise           Number            Exercise
         Exercise Prices                 Outstanding            Life              Price          Exercisable          Price
-----------------------------------    -----------------    --------------     ------------     --------------     -------------

         $15.00 - $15.00                    54,000            3.4 Years          $15.00            54,000             $15.00

NOTE 15 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

                                                                                To Comply With             Capitalized Under
                                                                               Minimum Capital             Prompt Corrective
                                                        Actual                   Requirements              Action Provisions
                                                ------------------------    -----------------------     ------------------------
                                                   Amount        Ratio         Amount         Ratio        Amount        Ratio
                                                 ----------    ----------    ----------     --------     ----------    ----------

As of December 31, 2004:
Total Capital
 (to Risk-Weighted Assets)                       $  8,919         13.9%       $ 5,118        >8.0%        $  6,398        >10.0%
                                                                                             -                           -
Tier I Capital
 (to Risk-Weighted Assets)                       $  8,249         12.9%       $ 2,559        >4.0%        $  3,839         >6.0%
                                                                                             -                            -
Tier I Capital
 (to Average Assets)                             $  8,249          9.6%       $ 4,275        >5.0%        $  4,275         >5.0%
                                                                                             -                            -

As of December 31, 2003:
Total Capital
 (to Risk-Weighted Assets)                      $   6,293         12.7%      $  3,959        >8.0%       $   4,948        >10.0%
                                                                                             -                           -
Tier I Capital
 (to Risk-Weighted Assets)                      $   5,786         11.7%      $  1,979        >4.0%       $   2,969         >6.0%
                                                                                             -                            -
Tier I Capital
 (to Average Assets)                            $   5,786          8.3%      $  3,484        >5.0%       $   3,484         >5.0%
                                                                                             -                            -



NOTE 16 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 2004, the Bank had concentrations of loans secured by commercial properties and residential and other properties, as well as loans for consumer goods. Generally these loans are secured by the underlying real estate and consumer goods. The usual risk associated with such concentrations is generally mitigated by being spread over several hundred unrelated borrowers and by adequate loan to collateral value ratios.

NOTE 17 - RETIREMENT PLANS

The Bank has established a 401(k) retirement plan which allows eligible officers and employees to contribute up to fifteen percent of their annual compensation on a tax-deferred basis. The Bank has the option, at the discretion of the board of directors, to make contributions to the plan. Total retirement plan expense was $14,292, $11,616, and $12,705 for the years ended December 31, 2004, 2003, and 2002, respectively.


NOTE 18 - NEW BANK FORMATION

In 2003, the Company's management and certain individual organizers attempted to organize a new bank called Peoples Bank of Scott County (in organization) in Oneida, Tennessee ("Peoples Bank"). The Company offered to sell shares of its common stock in connection with the new bank organization. However, sufficient shares to open the new bank were not subscribed for and the Company terminated the offering on September 10, 2003. Organizational and startup costs totaling $196,000 were incurred by Peoples Bank as of December 31, 2003 and these costs were shared by the organizers and the Company as outlined in their agreement. Organizational and startup expenses totaling $124,062 for the year ended December 31, 2003 have been expensed by the Company in accordance with AICPA Statement of Position 98-5.

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 2004 and 2003, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

Loans Held for Sale - Estimated fair value is based on secondary market pricing.

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

Advances From Federal Home Loan Bank - Advances are at a fixed rate with a fixed maturity. Their fair value is estimated using rates currently available to the Bank with similar terms and remaining maturities.

Trust Preferred Debt - The trust preferred debt is a variable rate borrowing subject to quarterly rate adjustments. The recorded book value is a reasonable estimate of fair value.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Bank as of December 31, 2004 and 2003.

The recorded book value and estimated fair value of the Company's financial instruments as of December 31, 2004 and 2003 are as follows:

                                                                         2004                                2003
                                                             --------------------------------    --------------------------------
                                                               Recorded         Estimated          Recorded          Estimated
                                                              Book Value        Fair Value        Book Value        Fair Value
                                                             -------------    ---------------    -------------     --------------

FINANCIAL ASSETS:
 Cash and Cash Equivalents                                $     4,500,327  $       4,500,327  $     4,725,883  $       4,725,883
 Interest-Bearing Deposits in Other Banks                 $       696,397  $         696,397  $       497,267  $         497,267
 Investment Securities Available for Sale                 $     9,082,400  $       9,082,400  $    11,103,951  $      11,103,951
 Loans Held for Sale                                      $        62,900  $          62,900  $             0  $               0
 Net Loans                                                $    68,077,491  $      67,590,335  $    51,215,448  $      51,249,508

FINANCIAL LIABILITIES:
 Deposits                                                 $    70,072,152  $      70,236,068  $    63,108,294  $      63,480,657
 Securities Sold Under Agreements to Repurchase           $       423,694  $         423,694  $       383,610  $         383,610
 Advances From Federal Home Loan Bank                     $     6,988,363  $       6,845,678  $       339,669  $         339,669
 Trust Preferred Debt                                     $     4,000,000  $       4,000,000  $     2,000,000  $       2,000,000


NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to CFB Bancshares, Inc. is as follows:


                             CONDENSED BALANCE SHEET

                                                                 As of December 31,           2004                   2003
                                                                                        ------------------     ------------------
Assets:
 Cash and Due From Banks                                                                $           6,513      $         952,007
 Prepaid and Deferred Income Taxes                                                                202,679                138,062
 Investment in Common Stock of Citizens First Bank                                              8,248,943              5,786,794
                                                                                        ------------------     ------------------
 Total Assets                                                                           $       8,458,135      $       6,876,863
                                                                                        ==================     ==================

Liabilities                                                                             $       4,005,158      $       2,003,161
                                                                                       ------------------     ------------------
Shareholders' Equity:
 Common Stock                                                                                     309,684                352,654
 Capital in Excess of Par Value                                                                 3,085,554              3,988,523
 Retained Earnings                                                                              1,057,739                532,525
                                                                                        ------------------     ------------------
  Total Shareholders' Equity                                                                    4,452,977              4,873,702
                                                                                        ------------------     ------------------
 Total Liabilities and Shareholders' Equity                                             $       8,458,135      $       6,876,863
                                                                                        ==================     ==================

                         CONDENSED STATEMENTS OF INCOME

                                                   For the Years Ended December 31,           2004                   2003
                                                                                        ------------------     ------------------
 Income - Dividends From Citizens First Bank                                            $         140,000      $         200,611
Organizational and Startup Costs and Operating Expenses                                           205,693                163,721
                                                                                        ------------------     ------------------
Income Before Income Tax Benefit and Equity in Undistributed Net Income
  of Citizens First Bank                                                                         (65,693)                 36,890
Income Tax Benefit                                                                                 78,759                 62,689
Equity in Undistributed Net Income of Citizens First Bank                                         512,148                376,169
                                                                                        ------------------     ------------------
Net Income                                                                              $         525,214      $         475,748
                                                                                        ==================     ==================

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                   For the Years Ended December 31,              2004                   2003
                                                                                        ------------------    -------------------

Cash Flows From Operating Activities:
 Net Income                                                                             $        525,214       $        475,748
                                                                                        ------------------    -------------------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
   Equity in Undistributed Net Income of Citizens First Bank                                    (512,148)              (376,169)
   Increase in Prepaid and Deferred Income Taxes                                                 (64,617)              (122,025)
   Increase in Accrued Interest Payable                                                            1,997                  3,161
                                                                                        ------------------    -------------------
    Total Adjustments                                                                           (574,768)              (495,033)
                                                                                        ------------------    -------------------
     Net Cash Provided by (Used in) Operating Activities                                         (49,554)               (19,285)
                                                                                        ------------------    -------------------

Cash Flow From Financing Activities:
 Proceeds From Issuance of Trust Preferred Debt                                                2,000,000              2,000,000
                                                                                        ------------------    -------------------
Cash Flow From Investing Activities:
 Purchase and Retirement of Common Stock                                                        (945,940)               (28,751)
 Additional Capital Investment in Citizens First Bank                                         (1,950,000)            (1,000,010)
                                                                                        ------------------    -------------------
     Net Cash Used in Investing Activities                                                    (2,895,940)            (1,028,761)
                                                                                        ------------------    -------------------

Net Increase in Cash and Cash Equivalents                                                       (945,494)               951,954
Cash and Cash Equivalents, Beginning of Period                                                   952,007                     53
                                                                                        ------------------    -------------------
Cash and Cash Equivalents, End of Period                                                $          6,513      $         952,007
                                                                                        ==================    ===================

NOTE 21 - COMPLETION OF TENDER OFFER

In November 2003 the Company made a tender offer to its shareholders to purchase up to 45,454 shares of its common stock at a price of $22 per share. The tender offer expired on February 13, 2004 and the Company purchased 40,935 shares at a total cost of $900,570. The Company retired the stock thereby reducing shareholders' equity by the cost of the shares.

Prior to the tender offer, the Company had approximately 568 shareholders. After completion of the tender offer, the Company had approximately 436 shareholders. Since the Company still has more than 300 shareholders of record, it is not eligible to terminate the registration of the Company's common stock under the Securities and Exchange Act of 1934, as amended, and will continue to be a reporting company. The Company will continue to file periodic reports with the Securities and Exchange Commission, including annual reports on Form 10-KSB, and quarterly reports on Form 10-QSB, and it will continue to be subject to the SEC's proxy rules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation was conducted under the supervision and with the participation of our management, including CFB's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of CFB's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective.

     There were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names and some information as of December 31, 2004, concerning directors of CFB and Citizens First Bank and the executive officers of Citizens First Bank. The directors are elected annually by our shareholders and serve until the next annual meeting of shareholders. All of the directors have served since the beginning of Citizens First Bank's operations in February 1997 and since the beginning of CFB's operations in August 2002. Officers serve at the discretion of the board of directors. There are no family relationships between our directors and executive officers. None of the directors or executive officers serve as directors of any bank which has a class of securities registered under, or which are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or any investment company registered under the Investment Company Act of 1940. None of our directors is a director or executive officer of another bank holding company, savings and loan association, or credit union. Our directors and executive officers and their occupations for the last five years are as follows:


                                                                                      Business Experience during
               Name                    Age                  Position                            Past Five Years
----------------------------------     ---    ------------------------------------    -------------------------

Clyde Darnell.....................      76    Director                                Retired Grocer
David Goodman.....................      63    Director                                Timber Businessman and Farmer
Samuel L. Hull....................      60    Chief Lending Officer of Citizens       Banking
                                              First Bank and Director
Wendell S. Langley................      46    Senior Vice President and Controller    Banking
                                              of Citizens First Bank and Director
Elizabeth Maden.....................    51    Senior Vice President of Citizens       Banking
                                              First Bank and Secretary to the Board
Billy M. Rice.....................      49    President and Chief Executive Officer   Banking
                                              of Citizens First Bank and Director
C.H. Smith........................      78    Director                                Retired Businessman
Steven N. Smith...................      50    Director                                Dentist
James Frank Wilson................      60    Chairman of the Board                   Attorney

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth all aggregate remuneration we paid for services for the year ended December 31, 2004, 2003 and 2002 to the executive officer of CFB and Citizens First Bank. None of our other officers received in excess of $100,000 in compensation during these years.


Name and Position                                                    Year            Annual Salary
------------------                                                   ----            -------------
Billy M. Rice, President and Chief Executive Officer.........        2004               $100,000
                                                                     2003               $ 93,728
                                                                     2002               $ 91,890

Options

     No options were awarded to the executive officer during 2004.

     The following table shows the exercise of stock options during the last completed fiscal year, as well as the estimated value of unexercised options held by the named executive officer as of December 31, 2004.

 Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                  Number of Securities Underlying     Value of Unexercised In-the
                                                     Unexercised Options/SARs             Money Options/SARs
                 Shares Acquired                           at FY-End (#)                   at FY-End ($) (1)
                 on Exercise (#)     Value
Name                              Realized ($)       Exercisable Unexercisable     Exercisable    Unexercisable
----                              ------------       ----------- -------------     -----------    --------------
Billy M. Rice           --             --             5,000               0             $35,000           $0
--------------------------

(1) Assuming an estimated value on December 31, 2004 of $22.00 per share and exercise price of $15.00 per share.

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

Director's Compensation

         During 2004 we paid director's fees of $500 per meeting of the Board and also paid $100 to non-employee directors for each committee meeting they attended. These fees totaled $83,000 during the year ended December 31, 2004.

                                      -54

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 22, 2005, our records indicate the following number of shares of common stock were beneficially owned by (i) each person who is a director of CFB or a named executive officer of Citizens First Bank and (ii) all directors and executive officers as a group. Management is not aware of any change in control of CFB which has occurred since February 10, 1997, or any arrangement which may, at a subsequent date, result in a change in control of CFB. We do not know of any other persons who own, beneficially or of record, more than 5% of our outstanding common stock.


                                                               Amount and Nature of
                                                               Beneficial Ownership
               Name of Beneficial Owner                         (Number of Shares)           Percent of Class (1)
-----------------------------------------------------           ------------------           --------------------
Clyde Darnell (2)....................................                 21,500                        6.73%
David Goodman (3)....................................                 10,230                        3.25%
Samuel L. Hull (4)...................................                 12,628                        4.01%
Wendell S. Langley (5)...............................                  6,891                        2.21%
Elizabeth Maden (6)..................................                  2,000                        0.64%
Billy M. Rice (7)....................................                 12,149                        3.86%
C. H. Smith (8)......................................                 20,150                        6.30%
Steven N. Smith (9)..................................                 10,000                        3.18%
James Frank Wilson (10)..............................                 21,500                        6.73%
Directors and executive officers
          as a group (9 persons).....................                117,048                       37.80%

--------------------------------------------------------

(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 309,684 shares issued and outstanding on March 22, 2005. Options to purchase 54,000 shares are exercisable or become exercisable within 60 days of March 22, 2005. These shares issuable under options are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by each person to whom a portion of these options relate but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.
(2)  Includes 10,000 shares issuable upon the exercise of options.
(3)  Includes 5,000 shares issuable upon the exercise of options.
(4) Includes 5,000 shares issuable upon the exercise of options, and 1,740 shares held by HLR Investors, a partnership, in which Mr. Hull is a partner.
(5) Includes 2,000 shares issuable upon the exercise of options, and 1,741 shares held by HLR Investors, a partnership, in which Mr. Langley is a partner.
(6)  Includes 1,000 shares issuable upon the exercise of options.
(7) Includes 5,000 shares issuable upon the exercise of options and 1,741 shares held by HLR Investors, a partnership, in which Mr. Rice is a partner.
(8)  Includes 10,000 shares issuable upon the exercise of options.
(9)  Includes 5,000 shares issuable upon the exercise of options.
(10) Includes 10,000 shares issuable upon the exercise of options.

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


ITEM 13. EXHIBITS

Exhibit No.    Description
-----------    ------------

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

For services rendered by Pugh and Company, P. C., our principal independent auditors, we incurred the following fees:

                                                    2004              2003
                                                  -------           -------
         Audit Fees (1)                           $34,800           $31,550
         Audit Related Fees (2)                     8,000            10,425
         Tax Fees (3)                               7,575             7,900
         All Other Fees                             7,405             7,025
                                                  --------          -------
                Total                             $57,780           $56,900
                                                  ========          ========

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide.

(2)  Audit  related  fees  consisted   principally  of  procedures   related  to
     regulatory filings, including filings with the SEC.

(3) Tax fees consisted principally of tax return preparation, tax research and tax planning.

All other fees consisted principally of miscellaneous consulting, conferences and consultations regarding accounting and regulatory matters.

                                   Signatures
                                   -----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CFB BANCSHARES, INC.

                                    By: /s/ Billy M. Rice
                                       -----------------------------------------
                                       Billy M. Rice, President

                                       Date: March 31, 2005

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                                           Date
---------                                   ---------                                          -----

/s/ James Frank Wilson                      Chairman of the Board and Director                 March 31, 2005
---------------------------------
James Frank Wilson

/s/ Billy M. Rice                           President, Chief Executive Officer and Director    March 31, 2005
---------------------------------           (principal executive officer)
Billy M. Rice

/s/ Wendell S. Langley                      Chief Financial Officer                            March 31, 2005
--------------------------------
Wendell S. Langley

/s/ Clyde Darnell                           Director                                           March 31, 2005
--------------------------------
Clyde Darnell

/s/ David Goodman                           Director                                           March 31, 2005
--------------------------------
David Goodman

 /s/ Samuel L. Hull                         Director                                           March 31, 2005
--------------------------------
Samuel L. Hull

/s/ C. H. Smith                             Director                                           March 31, 2005
--------------------------------
C. H. Smith

/s/ Steven N. Smith                         Director                                           March 31, 2005
--------------------------------
Steven N. Smith


                                Index To Exhibits

Exhibit No.                Description
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