Form 10QSB
period 2005-03-31
CFB BANCSHARES INC
filed 2005-05-16
CIK 1213432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------    -------------------

                        Commission file number: 000-50242


                              CFB BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

             Tennessee                                      62-1619339
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
                                                                Yes  X  No
                                                                   -----  -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 309,684 shares of Common Stock as of May 13, 2005.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ----   -----

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1. Financial Statements

          Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004

          Consolidated Statements of Income for the Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)

          Consolidated Statements of Comprehensive Income for the Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)

          Consolidated Statement of Changes in Shareholders' Equity for the Three Month Period Ended March 31, 2005 (Unaudited)

          Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)

          Notes to Consolidated Financial Statements for the Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)

     Item 2. Management's Discussion and Analysis or Plan of Operation

     Item 3. Controls and Procedures


PART II.  OTHER INFORMATION
          -----------------

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Defaults upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                       CFB BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

             As of March 31, 2005 (Unaudited) and December 31, 2004

                                                                          March 31, 2005         December 31, 2004
Assets:

Cash and Due From Banks......................................                  $ 3,546                  $ 3,061
Federal Funds Sold...........................................                    2,245                    1,439
                                                                                 -----                    -----
Total Cash and Cash Equivalents..............................                    5,791                    4,500

Interest-Bearing Deposits in other Banks.....................                      397                      696
Investment Securities Available for Sale, At Fair Value......                    8,849                    9,082
Loans Held for Sale                                                                  0                       63
Loans, Net....................................................                  71,952                   68,078
Premises and Equipment, Net..................................                    3,379                    3,060
Accrued Interest Receivable..................................                      526                      462
Foreclosed Real Estate.......................................                      209                      209
Prepaid Expenses and Other ..................................                      240                      263
                                                                                   ---                      ---
          Total Assets.......................................                  $91,343                  $86,413
                                                                               =======                  =======

Liabilities and Shareholders' Equity:
Liabilities:
Deposits
      Demand.................................................                  $34,882                  $31,647
      Term...................................................                   40,170                   38,425
                                                                                ------                   ------
          Total Deposits.....................................                   75,052                   70,072

Securities Sold Under Agreements to Repurchase...............                      425                      424
Advances from Federal Home Loan Bank                                             6,971                    6,988
Trust Preferred Debt                                                             4,000                    4,000
Accrued Interest Payable.....................................                      170                      157
Accrued Income Taxes.........................................                       43                       66
Deferred Income Taxes........................................                      193                      218
Other........................................................                       29                       85
                                                                                    --                       --
        Total Liabilities....................................                   86,883                   82,010
                                                                                ------                   ------
Shareholders' Equity :
Common Stock, Par Value $1, Authorized 2,000,000 Shares;
Issued and Outstanding 309,684 Shares in 2005 (309,684 Shares
in 2004).....................................................                      310                      310
Capital in Excess of Par Value...............................                    3,085                    3,085
Retained Earnings............................................                    1,171                    1,058
Accumulated Other Comprehensive Income (Loss)................                    (106)                     (50)
                                                                                 -----                     ----
        Total Shareholders' Equity...........................                    4,460                    4,403
                                                                                 -----                    -----
Total Liabilities and Shareholders' Equity...................                  $91,343                  $86,413
                                                                               =======                  =======

The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)

               For The Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                       March 31,
                                                                                               2005               2004
                                                                                       ----------------  --------------
Interest Income
     Loans..........................................                                           $1,222             $ 929
     Investment Securities..........................                                               66                76
     Federal Funds Sold.............................                                               12                 5
     Interest Bearing Deposits at other Banks.......                                                4                 3
                                                                                                -----             -----
     Total Interest Income..........................                                            1,304             1,013

 Interest Expense...................................                                              523               331
                                                                                                -----             -----

Net Interest Income.................................                                              781               682

Provision For Loan Losses...........................                                               62                60
                                                                                                -----             -----
Net Interest Income After Provision For Loan
     Losses.........................................                                              719               622
                                                                                                -----             -----

Noninterest Income
     Loan Fees and Other Service Charges............                                              101               102
     Service Charges on Deposit Accounts ...........                                              165               185
     Other .........................................                                               57                28
                                                                                                -----             -----
     Total Noninterest Income.......................                                              323               315
                                                                                                -----             -----

Noninterest Expense
     Salaries and Employee Benefits.................                                              421               343
     Occupancy and Equipment Expense................                                              109               100
     Office Supplies and Postage....................                                               46                34
     Data Processing Expenses.......................                                               96                93
     Advertising and Promotion......................                                               21                20

     Other..........................................                                              165               135
                                                                                                -----             -----
     Total Noninterest Expense......................                                              858               725
                                                                                                -----             -----

Income Before Income Taxes .........................                                              184               212
Income Taxes........................................                                               71                99
                                                                                                -----             -----
Net Income..........................................                                             $113              $113
                                                                                                =====             -----

Earnings Per Share:
     Basic..........................................                                            $0.36             $0.34
                                                                                                =====             =====
     Assuming Dilution..............................                                            $0.34             $0.32
                                                                                                =====             =====

The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                              For the Three Months Ended
                                                                                                     March 31,
                                                                                            --------------- ---------------
                                                                                                  2005            2004
                                                                                            --------------- ---------------
Net income.............................................................................            $113            $113
                                                                                                   ----            ----
Other comprehensive income (loss), net of tax:

     Unrealized gains (losses) on investment securities................................             (90)             30

     Reclassification adjustment for gains / losses included in net income.............               0               0

     Income taxes related to unrealized gains / losses on investment securities........              34             (11)
                                                                                                   ----            ----
     Other comprehensive income (loss), net of tax.....................................             (56)             19
                                                                                                   ----            ----
     Comprehensive income..............................................................             $57            $137
                                                                                                   ====            ====
   The accompanying notes are an integral part of these financial statements.

                     CFB BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)

                    For the Three Months Ended March 31, 2005


                                                                                       Accumulated
                                                      Capital in                          Other               Total
                                         Common      Excess of Par       Retained     Comprehensive       Shareholders'
                                           Stock          Value          Earnings        Income                Equity
                                                                                         (Loss)
                                     -------------- ---------------- --------------- ----------------- --------------------

Balances, December 31, 2004                   $310           $3,085          $1,058            $ (50)            $4,403
Net Income......................                 0                0             113                0                113
Purchase & Retirement of Common
Stock....................                        0                0               0                0                  0
Other Comprehensive Loss........                 0                0               0              (56)               (56)
                                              ----           ------          ------            ------            ------
Balances, March 31, 2005                      $310           $3,085          $1,171            $(106)            $4,460
                                              ====           ======          ======            ======            ======

   The accompanying notes are an integral part of these financial statements.

                      CFB BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                          For the Three Months Ended March 31,
                                                                                 2005                   2004
                                                                        ----------------------- ----------------------
Operating Activities:
Net Income ...................................................                        $    113               $   113
                                                                                         -----                 -----
Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
     Depreciation ............................................                              85                     84
     Provision for Loan Losses................................                              62                     60
     Deferred Income Taxes                                                                   9
     Gain on Sales of Loans                                                                 (2)
     Decrease in Accrued Interest Receivable .................                             (64)                   (21)
     (Increase) in Prepaid Expenses and Other.................                              23                     (3)
     Increase in Accrued Interest Payable.....................                              13                      6
     (Decrease) in Accrued Income Taxes and Other
        Liabilities...........................................                             (79)                   (61)
                                                                                         -----                   ----
           Total Adjustments..................................                              47                     65
                                                                                         -----                     --
            Net Cash Provided by Operating Activities.........                             160                    178
                                                                                         -----                    ---
Investing Activities:
 (Increase) Decrease in Interest-Bearing Deposits in Other Banks..                         299                   (396)
 Investment Securities Available for Sale:
     Purchases................................................                            (361)                (3,150)
     Maturities...............................................                             504                  3,934
 Purchases of Premises and Equipment..........................                            (404)                   (59)
Proceeds from Sales of Loans                                                                65                      0
Net Increase in Loans.........................................                          (3,936)                (4,749)
                                                                                       -------                -------
            Net Cash Used in Investing Activities.............                          (3,833)                (4,420)
                                                                                       -------                -------
Financing Activities:
Dividends Paid................................................                               0                      0
Purchase and Retirement of Common Stock.......................                               0                   (916)
Increase in Securities Sold Under Agreements to Repurchase....                               1                      1
Net Decrease in Advance From Federal Home Loan Bank...........                             (17)                      0
                                                                                          ----                      -
Net Increase in Deposits......................................                           4,980                  5,000
                                                                                         -----                  -----
           Net Cash Provided by Financing Activities..........                           4,964                  7,341
                                                                                         -----                  -----
Net Increase (Decrease) in Cash and Cash Equivalents..........                           1,291                  3,099
Cash and Cash Equivalents at Beginning of Period .............                           4,500                  4,726
                                                                                         -----                  -----
Cash and Cash Equivalents at End of Period ...................                        $  5,791               $  7,825
                                                                                      ========               ========
Supplementary Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest..................................................                            $510                   $325
    Income Taxes..............................................                            $105                   $180
Supplementary Disclosures of NonCash Investing Activities:
Acquisition of Foreclosed Real Estate.......................................                $0                   $117
Sales of Foreclosed Real Estate by Origination of Mortgage Loans.....                       $0                     $0
Change in Gross Unrealized Gain / Loss on Investment
     Securities Available for Sale............................                            $(90)                   $30
Change in Deferred Taxes Associated with Unrealized
     Gain / Loss on Investment Securities Available for Sale..                            $(34)                   $11
Change in Net Unrealized Gain/ Loss on Investment Securities
     Available for Sale........................................                           $(56)                   $19

   The accompanying notes are an integral part of these financial statements.

                       CITIZENS FIRST BANK AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2005 and 2004 (Unaudited)


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

Citizens First Bank was incorporated on October 1, 1995 for the purpose of organizing a state-chartered commercial bank and commenced operations on February 10, 1997. Citizens First Bank provides a variety of banking services to individuals and businesses through its offices in Wartburg,, Oliver Springs, and Oneida, Tennessee. A permanent full-service branch facility is being constructed at 15730 Scott Highway, Oneida, Tennessee. The bank is currently accepting deposits in a temporary branch facility at 17647 Alberta Street, Oneida, Tennessee (the location of the bank's Loan Production Office). All deposit and lending functions performed at the temporary branch / LPO will be moved to the new facility upon completion. The bank's primary deposit products are demand deposits and certificates of deposit; and its primary lending products are real estate mortgage loans, consumer installment loans, and commercial business loans.

Effective October 24, 2002, Citizens First Bank's shareholders approved a share exchange agreement with CFB Bancshares, Inc. whereby one share of Company stock was exchanged for one share of Bank stock. The Bank's retained earnings as of October 24, 2002, totaling $656,612, was transferred to capital in excess of par value on a consolidated basis.

The unaudited interim consolidated financial statements for the three months ended March 31, 2005 and 2004, and as of March 31, 2005 have been prepared on the same basis as the Bank's audited financial statements as of December 31, 2004 and for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004 have been included. The results of operations for such interim periods is not necessarily indicative of the results expected for the full year.

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

                                                                                      For the Three Months
                                                                                         Ended March 31
                                                                                         (In thousands)
                                                                           -------------------------------------------
                                                                                   2005                    2004
                                                                           --------------------     ------------------
Net Income, as Reported                                                     $              113       $            113
Less: Total Stock-Based Employee
   Compensation Expense Determined
   Under Fair Value Based Method
   for All Awards, Net of Related Tax Effects                                                0                      0
                                                                            --------------------     -----------------
Pro Forma Net Income                                                        $              113       $            113
                                                                           ====================     ==================
Earnings Per Share:
 Basic - as Reported                                                        $             0.36       $           0.34
                                                                           ====================     ==================
  Basic - Pro Forma                                                         $             0.36       $           0.34
                                                                           ====================     ==================
   Diluted - as Reported                                                    $             0.34       $           0.32
                                                                           ====================     ==================
  Diluted - Pro Forma                                                       $             0.34       $           0.32
                                                                           ====================     ==================


Earnings Per Share - Earnings per share is based on the following:

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                            ------------------------------------------
                                                                                   2005                   2004
                                                                            -------------------     ------------------

Weighted Average Number
 of Shares Outstanding
 Used for Basic Calculation                                                           309,684                332,817
Effect of Dilutive Stock Options                                                       20,250                 17,182
                                                                            -------------------     ----------------
Number of Shares Used for
 Calculation Assuming Dilution                                                        329,934                349,999
                                                                            ===================     ================

NOTE 3 - STOCK OPTION PLANS

Key Employee Plan - In April 1998, the shareholders approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Bank. The plan terminates in ten years. The board of directors has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date the options are granted and must include a price per share of at least 100% of the fair market value of the Company's common stock on the date the option is granted. The board of directors has reserved 20,000 shares of common stock for issuance during the term of the plan. The board of directors has granted options to certain officers totaling 14,000 shares at a price of $15.00 per share. 10,000 options were granted in April 1998 and 4,000 options were granted in December 1999. No options have been exercised to date.

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

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

Dividend Yield                                                        0%
Expected Life                                                     9.9 years
Expected Volatility                                                  16%
Risk-Free Interest Rate                                              5.7%

A summary of the status of the Company's stock option plans as of March 31 is presented below:

                                                         2005                                    2004
                                           ----------------------------------     ------------------------------------
                                                                  Weighted                                 Weighted
                                                                  Average                                 Average
                                                                 Exercise                                 Exercise
                                               Shares              Price              Shares               Price
                                           ---------------     --------------     ----------------     ---------------
Outstanding at
 Beginning of Period                               54,000      $       15.00               54,000       $       15.00
Granted                                                 0                                       0
Exercised                                               0                                       0
Forfeited                                               0                                       0
                                           ---------------                        ----------------
Outstanding at                                     54,000      $       15.00               54,000       $       15.00
 End of Period
                                           ===============                        ================
Options Exercisable                                54,000      $       15.00               54,000       $       15.00
 at Period-End
Weighted-Average Fair
 Value of Options Granted
 During the Period                          $         N/A                         $          N/A

Information pertaining to options outstanding at March 31, 2005 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                       ----------------------------------------------------     --------------------------------
                                                               Average          Weighted                             Weighted
                                                              Remaining          Average                             Average
                                            Number           Contractual        Exercise           Number            Exercise
          Exercise Price                 Outstanding            Life              Price          Exercisable          Price
-----------------------------------    -----------------    --------------     ------------     --------------     -------------
              $15.00                        54,000            3.1 years             $15.00         54,000                $15.00

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
------------------------------------------------------------------------

GENERAL

     The Management's Discussion and Analysis of Financial Condition and Results of Operations of CFB Bancshares, Inc. ("CFB") covers the three months ended March 31, 2005 and 2004. Citizens First Bank (the "Bank") was incorporated on October 1, 1995 and commenced operations on February 10, 1997. On October 24, 2002, a Plan of Share Exchange was consummated between the Bank and CFB in which holders of Bank common shares exchanged them for common shares of CFB on a one for one basis, as provided for in the Plan of Share Exchange. The Plan of Share Exchange was approved by the Bank's shareholders on May 23, 2002. CFB was formed August 28, 2002 under the laws of the State of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Bank Holding Company Act. CFB's only activity is owning the Bank and the members of the boards of directors of CFB and the Bank are the same.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

     Total assets grew from December 31, 2004 to March 31, 2005 as total assets increased $4.9 million or 5.7%, from $86.4 million at December 31, 2004 to $91.3 million at March 31, 2005. The primary increase in asset categories for the three month period ended March 31, 2005 was a $3.9 million increase in net loans. Total deposits increased $5.0 million, or 7.1%, from $70.1 million at December 31, 2004 to $75.1 million at March 31, 2005. CFB is continuing to attract new customers at both of its current locations.

     Total shareholders' equity increased approximately $57,000 as CFB had net income of approximately $113,000 and a net unrealized loss on available-for-sale securities of approximately $56,000.

Comparison of Results of Operations

     During the three months ended March 31, 2005, CFB attained a net income of approximately $113,000 or $0.36 per share. During the three months ended March 31, 2004, the Bank had a net income of approximately $113,000 or $0.34 per share.

Net Income

     Net income for the three months ended March 31, 2005 totaled approximately $113,000. This amount is $40,000 less than the budgeted amount. The March 31, 2005 net interest margin (annualized) was 3.57% compared to 3.96% for March 31, 2004 as deposit account rates have repriced more quickly than loan rates. Management anticipates substantially achieving the 2005 net income budget of $612,000. Net income for the three months ended March 31, 2004 totaled approximately $113,000.

Net Interest Income

     Net interest income was $781,000 for the three months ended March 31, 2005, an increase of approximately 14.5% or $99,000 over the same period in 2004. The increase in net interest income was due primarily to the increase in the average earning assets of CFB. CFB's net interest margin decreased slightly as the yield on CFB's interest bearing assets increased to a lesser degree than the rates on CFB's interest bearing deposits. Average loans net of unearned interest income increased approximately $17.4 million to $70.0 million at March 31, 2005, as compared to $52.6 million at March 31, 2004. Average loans net of unearned interest income at March 31, 2005 were approximately 85.7% of average total earning assets at March 31, 2005 and 79.6% at March 31, 2004.

     The yield on total earning assets increased 25 basis points for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The primary reason for the increase in yields on earning assets was due to increases in the general interest rate environment. [During 2004 and the 1st quarter of 2005, the Federal Reserve raised key interest rates 175 basis points in a series of rate hikes.] The yield on average loans was 6.98% for the three months ended March 31, 2005 as compared to 7.07% for the three months ended March 31, 2004. Investment yields increased 1 basis point during the three months ended March 31, 2005 as compared to the same period in 2004 [again due to the increases in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, increased 171 basis points due to the increase in the interest rate environment.]

     Total interest expense was $523,000 for the three months ended March 31, 2005, a 58% increase as compared to the same period in 2004. The average rate on interest-bearing liabilities was 2.82% for the three months ended March 31, 2005, 64 basis points higher than the average rate on interest-bearing liabilities during the three months ended March 31, 2004. The increase in rates for the 3 months ended March 31, 2005 as compared to the same period in 2004 can be attributed to the repricing of our liabilities at higher rates during the latter part of 2004 and during 2005.

Provision For Loan Losses

     The provision for loan loss was approximately $62,000 for the three months ended March 31, 2005. This was the result of net charge offs of $15,000 and maintaining the loan loss reserve at a level considered appropriate by management. This amount was less than the budgeted amount. Management anticipates the 2005 provision for loan loss expense to be slightly higher than the 2004 expense of $286,000 on an annual basis.

         The provision for loan loss expense was approximately $60,000 for the three months ended March 31, 2004 due to the requirement of maintaining the loan loss reserve at a level considered appropriate by management. Net charge-offs for the three months ended March 31, 2004 were approximately $30,000.

     As a percentage of average loans, the annualized rate of net charge-offs was .09% for the three months ended March 31, 2005 compared to a .23% ratio for fiscal period 2004. It is management's expectation that net charge-offs will be moderate for the remainder of 2005. While this is management's expectation based on its own internal procedures, reviews and knowledge of CFB's loan portfolio and market area, there can be no assurances that net charge-off levels will not be higher than levels realized thus far during 2005.

     As of March 31, 2005, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the CFB's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, CFB maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio.

Noninterest Income

     Noninterest income for the three months ended March 31, 2005 totaled approximately $323,000, compared to approximately $315,000 for the three months ended March 31, 2004, and was less than the budgeted amount by $20,000. Noninterest income consists of fees for the sale of credit life insurance and other loan fees, charges for insufficient funds and stop payments, service charges on deposit accounts, and fees for other services. Management has budgeted 2005 noninterest income to total $1.4_million. Amounts achieved through March 31, 2005 appear to be on target to meet the budgeted amount.

Noninterest Expense

     Noninterest expense totaled approximately $858,000 for the three months ended March 31, 2005. This amount was comprised of approximately $421,000 for salaries and benefits, approximately $109,000 for premises and equipment expense, approximately $96,000 for data processing expenses, and approximately $232,000 other expense items.

     Noninterest expense was $725,000 for the three months ended March 31, 2004. This amount was comprised of approximately $343,000 for salaries and benefits, approximately $100,000 for premises and equipment expense, approximately $93,000 for data processing expenses, and approximately $189,000 for other expense items.

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

     CFB recognized income tax expense of $71,000 and $99,000 for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate for the three month periods ended March 31, 2005 and 2004 were approximately 38.6% and 46.7%, respectively. The higher tax rate for the three month period ended March 31, 2004 was due to certain nondeductible costs associated with the purchase and retirement of our common stock.

CAPITAL REQUIREMENTS
--------------------

     CFB's equity capital was approximately $4.5 million at March 31, 2005 compared to $4.4 million at year end 2004. This increase of approximately $57,000 consists primarily of CFB's net income for the three months ended March 31, 2005 of approximately $113,000 offset by a net unrealized loss on available-for-sale securities of approximately $56,000. CFB is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. Primary sources for liquidity include deposits, loan repayments and investment security repayments or sales of available for sale securities.

     During the three month period ended March 31, 2005, CFB decreased available for sale securities by approximately $233,000 from approximately $9.1 million at year end 2004 to approximately $8.8 million at March 31, 2005. Deposits increased approximately $5.0 million during the three months ended March 31, 2005. CFB has $2.5 million in available federal funds lines and approximately $1.3 million in available borrowings from the Federal Home Loan Bank. Management believes that we have cash on hand and other funding sources adequate to fund operations for the next 12 months.

     CFB can also enter into repurchase agreement transactions should the need for additional liquidity arise. As of March 31, 2005, CFB had $425,000 in repurchase agreement balances outstanding.

     At March 31, 2005, CFB had capital of $4.5 million, or 4.9% of total assets as compared to $4.4 million, or 5.1% at December 31, 2004. CFB is subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets. At March 31, 2005, CFB exceeded the required capital levels.

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

Item 3.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, CFB's Chief Executive Officer and its Chief Financial Officer have evaluated the effectiveness of the design and operation of CFB's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that CFB's disclosure controls and procedures are effective to ensure that material information relating to CFB and CFB's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

         (b) Reports on Form 8-K:

          There have been no Current Reports on Form 8-K filed during the three months ended March 31, 2005.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
          registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CFB BANCSHARES, INC.
                                    Registrant)

Date: May 13, 2005                  /s/Billy M. Rice
                                    --------------------------------------------
                                    Billy M. Rice, President and Chief Executive
                                    Officer (Principal Executive Officer)

Date: May 13, 2005                 /s/Wendell S. Langley
                                    --------------------------------------------
                                    Wendell S. Langley, Chief Financial Officer
                                   (Principal Financial Officer)